Form 10-Q
period 2017-06-30
Terra Secured Income Fund 5, LLC
filed 2017-08-11
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-55780
Terra Secured Income Fund 5, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0967526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices)

(212) 753-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 11, 2017, the registrant had 6,826.5 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $286,148,649 and $291,468,567, respectively)	$285,591,393	$290,419,317
Cash and cash equivalents	49,302	41,520
Other assets	5,853	7,447
Total assets	$285,646,548	$290,468,284

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$217,890	$441,388
Due to Terra Property Trust, Inc.	—	438,249
Distributions payable	—	2,243
Total liabilities	217,890	881,880
Commitments and contingencies (Note 6)
Members’ capital:
Managing member	—	—
Non-managing members	285,428,658	289,586,404
Total members’ capital	285,428,658	289,586,404
Total liabilities and members’ capital	$285,646,548	$290,468,284

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income — controlled
Dividend income	$5,123,787	$11,794,049	$11,254,379	$15,218,010
Investment income
Other operating income	273	637	953	7,957
Total investment income	5,124,060	11,794,686	11,255,332	15,225,967
Operating expenses
Merger transaction fees	—	71,835	—	384,027
Professional fees	232,022	167,082	327,365	279,576
Other	3,778	77,388	32,313	95,961
Total operating expenses	235,800	316,305	359,678	759,564
Net investment income	4,888,260	11,478,381	10,895,654	14,466,403
Net change in unrealized depreciation on investment — controlled	(50,870)	(1,694,489)	491,994	(670,021)
Net increase in members’ capital resulting from operations	$4,837,390	$9,783,892	$11,387,648	$13,796,382

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Six Months Ended June 30, 2017 and 2016

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(15,545,394)	(15,545,394)
Increase in members’ capital resulting from operations:
Net investment income	—	10,895,654	10,895,654
Net change in unrealized depreciation on investment	—	491,994	491,994
Net increase in members’ capital resulting from operations	—	11,387,648	11,387,648
Balance, June 30, 2017	$—	$285,428,658	$285,428,658

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2016	$—	$122,208,698	$122,208,698
Capital contributions from Merger	—	155,751,516	155,751,516
Capital contributions, net of selling commissions and dealer manager fees of $1,277,916	—	25,598,304	25,598,304
Capital distributions	—	(15,239,658)	(15,239,658)
Capital redemptions	—	(6,771,430)	(6,771,430)
Increase in members’ capital resulting from operations:
Net investment income	—	14,466,403	14,466,403
Net change in unrealized depreciation on investment	—	(670,021)	(670,021)
Net increase in members’ capital resulting from operations	—	13,796,382	13,796,382
Balance, June 30, 2016	$—	$295,343,812	$295,343,812

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$11,387,648	$13,796,382
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by (used in) operating activities:
Purchase of common stock of Terra Property Trust, Inc.	—	(10,000,000)
Cash transferred to Terra Property Trust, Inc.	—	(5,034,571)
Return of capital on investment	5,319,918	498,481
Net change in unrealized depreciation on investment	(491,994)	670,021

Changes in operating assets and liabilities:
Interest receivable	—	351,883
Other assets	—	(129,397)
Due to Manager	—	(705,389)
Accounts payable and accrued expenses	(223,499)	(5,432,960)
Due to Terra Property Trust, Inc.	(438,249)	2,930,044
Taxes payable	—	(621,177)
Interest payable	—	(172,051)
Net cash provided by (used in) operating activities	15,553,824	(3,848,734)

Cash flows from financing activities:
Proceeds from capital contributions, net of selling commissions and dealer manager fees	—	25,598,304
Distributions paid	(15,546,042)	(15,178,178)
Payment for capital redemptions	—	(10,198,413)
Cash acquired in the Merger	—	3,480,981
Net cash (used in) provided by financing activities	(15,546,042)	3,702,694

Net increase (decrease) in cash and cash equivalents	7,782	(146,040)
Cash and cash equivalents at beginning of period	41,520	1,862,798
Cash and cash equivalents at end of period	$49,302	$1,716,758

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$681,033

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows (unaudited) (Continued)

Supplemental Non-Cash Investing and Financing Activities:
In December 2015, the members approved the merger of Terra Secured Income Fund, LLC (“Terra Fund 1”), Terra Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) with and into subsidiaries of the Company (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers effective January 1, 2016 (collectively, the “Merger”). The following table summarizes the fair values of the assets acquired and liabilities assumed in the Merger:

Total Consideration:
Fair value of units issued	$155,751,516
155,751,516
Assets Acquired at Fair Value
Investments, at fair value	142,768,001
Investments through participation interests, at fair value	7,771,619
Equity investment in Terra Park Green Member, LLC, at fair value	16,900,000
Restricted cash	7,119,078
Interest receivable	1,412,840
Other assets	35,695
Liabilities Assumed at Fair Value
Obligations under participation agreements	(8,154,822)
Interest reserve and other deposits held on loans	(7,119,078)
Accounts payable and accrued expenses	(3,113,022)
Redemption liability	(3,426,983)
Due to Manager	(1,343,020)
Taxes payable	(232,040)
Interest payable	(80,807)
Other liabilities	(266,926)
Net assets acquired excluding cash	152,270,535
Cash acquired in the Merger	$3,480,981
Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, Inc. (“Terra Property Trust”), a newly-formed and wholly-owned subsidiary of the Company, in exchange for the common shares of Terra Property Trust. The following table summarizes the fair values of the net assets contributed to Terra Property Trust:

Total Consideration:
Fair value of common stock of Terra Property Trust received	$288,259,804
288,259,804
Assets Contributed at Fair Value
Investments, at fair value	276,746,475
Investments through participation interests, at fair value	13,789,884
Equity investment in Terra Park Green Member, LLC, at fair value	16,900,000
Restricted cash	21,421,501
Interest receivable	2,382,546
Due from related parties	438,249
Other assets	35,695
Liabilities Transferred at Fair Value
Obligations under participation agreements	(24,147,097)
Interest reserve and other deposits held on loans	(21,421,501)
Due to Manager	(2,011,003)
Other liabilities	(909,516)
Net assets transferred excluding cash	283,225,233
Cash transferred to Terra Property Trust	$5,034,571

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments
June 30, 2017 (unaudited) and December 31, 2016

As of June 30, 2017 and December 31, 2016, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	June 30, 2017			December 31, 2016
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$286,148,649	$285,591,393	100.1%	$291,468,567	$290,419,317	100.3%

The following table presents a schedule of investments held by Terra Property Trust, the Company’s wholly-owned subsidiary, as of June 30, 2017:

Collateral Location	Portfolio Company	Structure	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Investments — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,142,457	$2,120,720	0.7%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	1,600,000	1,634,896	1,615,787	0.6%
	Total US - AL						3,700,000	3,777,353	3,736,507	1.3%
US - CA	Palmer City-Core Stockton Street, LLC	Preferred equity investment	Hotel	12.0%	1/17/2014	12/17/2017	4,325,000	4,368,250	4,365,888	1.5%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	51,883,191	52,368,713	52,716,750	18.5%
	L.A. Warner Hotel Partners, LLC (3)(4)(5)(6)	Preferred equity investment	Hotel	13.3%	7/25/2014	8/4/2017	20,000,000	20,515,864	20,197,786	7.1%
	TSG-Parcel 1, LLC (3)(5)(7)	First mortgage	Land	12.0%	7/10/2015	10/10/2017	18,000,000	18,180,000	18,174,047	6.4%
	Total US - CA						94,208,191	95,432,827	95,454,471	33.5%
US - DE	BPG Office Partners III/IV LLC (3)(4)(5)	Mezzanine loan	Office	13.5%	6/5/2015	6/5/2018	10,000,000	10,088,104	10,093,411	3.5%
US - FL	Beach Resort Management, LLC (8)	Mezzanine loan	Hotel	13.0%	7/16/2012	8/1/2017	4,500,000	4,502,693	4,504,576	1.6%
	1100 Biscayne Management Holdco, LLC (3)(5)	Mezzanine loan	Hotel	12.0% current 3.0% PIK	4/24/2015	10/9/2017	15,652,271	15,791,368	15,626,292	5.5%
	37 Gables Member LLC (4)(5)	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,794,465	5,800,107	2.0%
	Greystone Gables Holdings Member LLC (4)(5)	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	503,867	504,357	0.2%
	RS JZ 2700 NW2, LLC	First mortgage	Land	12.0%	9/1/2016	12/1/2017	21,360,000	21,563,025	21,569,263	7.6%
	Total US - FL						47,762,271	48,155,418	48,004,595	16.9%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	4,250,000	4,526,537	4,302,013	1.5%
	OHM Atlanta Owner, LLC (7)	First mortgage	Land	12.0%	6/20/2017	6/20/2018	24,500,000	24,717,798	24,717,798	8.7%
	Total US - GA						28,750,000	29,244,335	29,019,811	10.2%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,686,748	3,061,501	1.1%
US - NC	Milestone Greensboro Holdings, LLC (4)(5)	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	3,500,000	3,544,047	3,534,591	1.2%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Investments as of June 30, 2017 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Investments — non-controlled:
US - NY	Cape Church Mezz, LLC (4)(5)	Mezzanine loan	Multifamily	12.0%	3/15/2016	7/15/2019	16,157,667	16,288,397	16,205,575	5.7%
	140 Schermerhorn Street Mezz LLC (5)(7)	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,111,916	15,126,318	5.3%
	QPT 24th Street Development LLC (3)(5)(7)(9)	First mortgage	Land	9.3%	2/21/2017	6/15/2017	50,600,000	50,600,000	50,600,000	17.7%
	575 CAD I LLC	Mezzanine loan	Land	12.0% current 2.5% PIK	1/31/2017	8/1/2019	9,218,528	9,285,968	9,287,631	3.3%
	WWML96MEZZ, LLC	Mezzanine loan	Multifamily	13.0%	12/18/2015	12/31/2018	6,209,979	6,260,994	6,244,602	2.2%
	WWML96, LLC	Preferred equity investment	Multifamily	13.0%	12/18/2015	12/31/2018	1,391,637	1,403,069	1,387,589	0.5%
	Total US - NY						98,577,811	98,950,344	98,851,715	34.7%
US - OR	Pollin Hotels PDX Mezzanine, LLC (4)(5)	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,268,964	5,282,419	1.8%
US - PA	Millennium Waterfront Associates, L.P. (6)	First mortgage	Land	12.0%	7/2/2015	7/2/2017	14,150,000	14,291,500	14,287,190	5.0%
US - SC	High Pointe Mezzanine Investments, LLC (4)(5)	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,411,811	3,441,249	1.2%
US - TN	Kingsport 925-Mezz LLC (4)(5)	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,161,783	3,140,506	1.1%
US - TX	Northland Museo Member, LLC (4)(5)	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	3,960,657	4,090,580	1.4%
	Austin H. I. Owner LLC (3)(5)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,523,185	3,545,594	1.2%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	2,689,038	2,930,131	2,737,959	1.0%
	Total US - TX						10,189,038	10,413,973	10,374,133	3.6%
US - UT	NB Factory JV, LLC (7)	Preferred equity investment	Student housing	15.0%	6/29/2017	6/26/2020	5,000,000	5,000,000	5,000,000	1.7%
US - Various	Capital Square Realty Advisors, LLC (8)	Facility	Various	13.0%	12/17/2013	7/29/2017	16,000,000	16,157,974	16,157,974	5.7%
	Nelson Brothers Professional Real Estate, LLC (6)	Facility	Various	15.0%	8/31/2016	7/27/2017	8,000,000	8,079,098	8,078,999	2.8%
	Total US - Various						24,000,000	24,237,072	24,236,973	8.5%
	Total investments — non-controlled:						353,537,311	357,664,279	357,519,072	125.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Investments as of June 30, 2017 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Investments through participation interests — non-controlled (10):
US - NY	QPT 24th Street Mezz LLC (3)(5)(9)	Participation in mezzanine loan	Land	12.0% current 2.0% PIK	12/15/2015	6/15/2017	12,863,770	12,863,770	12,863,771	4.5%
US - PA	KOP Hotel XXXI Mezz LP (3)(5)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,415	1,824,241	0.6%
	Total investments through participation interest — non-controlled						14,663,770	14,668,185	14,688,012	5.1%

	Total gross investments						368,201,081	372,332,464	372,207,084	130.3%
	Obligations under participation agreements (3)(4)(5)(7)						(77,914,792)	(78,480,646)	(78,729,079)	(27.6)%
	Net investments						$290,286,289	$293,851,818	$293,478,005	102.7%

___________________________

(1)
Because there is no readily available market for these investments, the fair values of these investments are approved in good faith by Terra Income Advisors, LLC (the “Manager”) pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $285.6 million as of June 30, 2017.

(3)	Terra Property Trust sold a portion of its interests in these investments via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.

(4)	Terra Property Trust sold a portion of its interests in these investments via participation agreements to Terra Income Fund International, an affiliated fund advised by the Manager.

(5)
The loan participations from Terra Property Trust do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Investments.

(6)	The maturity of this loan was extended subsequent to June 30, 2017.

(7)	Terra Property Trust sold a portion of its interest in this investment through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by the Manager.

(8)	This loan was repaid subsequent to June 30, 2017.

(9)
For the three months ended June 30, 2017, Terra Property Trust suspended interest income accrual on these two loans and wrote off the related past due interest receivable and exit fee accrual for an aggregate amount of $1.4 million, net of interest expense on obligations under participation agreements, because recovery of such income and fee was doubtful. In July 2017, the principal balances of the loans were repaid in full.

(10)	Terra Property Trust purchased its interests in these investments from Terra Income Fund 6, Inc. via participation agreements.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2017 (unaudited) and December 31, 2016

The following table presents a schedule of investments held by Terra Property Trust as of December 31, 2016:

Collateral Location	Portfolio Company	Structure	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Investments — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	15.0%	4/7/2012	8/1/2022	$2,100,000	$2,145,498	$2,120,737	0.7%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	15.0%	4/7/2012	8/1/2022	1,600,000	1,637,463	1,615,800	0.6%
	Total US - AL						3,700,000	3,782,961	3,736,537	1.3%
US - CA	Palmer City-Core Stockton Street, LLC	Preferred equity investment	Hotel	12.0%	1/17/2014	12/17/2017	4,325,000	4,368,250	4,369,096	1.5%
	Encino Courtyard Mezzanine, LLC (3)	Mezzanine loan	Retail	13.5%	12/19/2012	1/6/2023	2,500,000	2,609,852	2,529,828	0.9%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	50,450,061	50,902,766	50,924,056	17.4%
	L.A. Warner Hotel Partners, LLC (4)(5)	Preferred equity investment	Hotel	13.3%	7/25/2014	8/4/2017	20,000,000	20,579,513	20,201,344	7.0%
	SD Carmel Hotel Partners, LLC (3)(4)(5)	Preferred equity investment	Hotel	12.0%	3/13/2015	1/31/2017	6,000,000	6,059,398	6,059,398	2.1%
	TSG-Parcel 1, LLC (4)(5)(6)	First mortgage	Land	12.0%	7/10/2015	4/10/2017	18,000,000	18,180,000	18,178,193	6.3%
	Total US - CA						101,275,061	102,699,779	102,261,915	35.2%
US - DE	BPG Office Partners III/IV LLC (4)(5)	Mezzanine loan	Office	13.0%	6/5/2015	6/5/2018	10,000,000	10,082,308	10,123,340	3.5%
US - FL	Beach Resort Management, LLC	Mezzanine loan	Hotel	13.0%	7/16/2012	8/1/2017	4,500,000	4,518,850	4,517,228	1.6%
	CGI Mezz 55MM, LLC (3)(4)(5)	Mezzanine loan	Mixed use	12.0% current 2.0% PIK	8/21/2014	9/6/2019	3,593,947	3,619,217	3,610,816	1.2%
	1100 Biscayne Management Holdco, LLC (4)(5)	Mezzanine loan	Hotel	12.0% current 3.0% PIK	4/24/2015	10/9/2017	15,359,671	15,488,644	15,257,412	5.2%
	Caton Mezz, LLC (3)(4)(5)	Mezzanine loan	Office	12.0% current 2.0% PIK	7/27/2015	1/27/2017	5,160,404	5,210,404	5,189,222	1.8%
	37 Gables Member LLC	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,791,644	5,797,477	2.0%
	Greystone Gables Holdings Member LLC	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	503,621	504,128	0.2%
	RS JZ 2700 NW2, LLC	First mortgage	Land	12.0%	9/1/2016	12/1/2017	19,620,000	19,795,534	19,800,927	6.8%
	Total US - FL						54,484,022	54,927,914	54,677,210	18.8%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	4,250,000	4,604,941	4,387,683	1.5%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,683,938	3,039,674	1.0%
US - MA	Phoenix CR 2012A, LLC, Phoenix CR 2012B, LLC, & Phoenix CR 2012C, LLC	Mezzanine loan	Multifamily	12.0%	7/27/2012	8/11/2022	4,000,000	4,112,275	4,071,618	1.4%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Investments as of December 31, 2016 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Investments — non-controlled:
US - NC	Milestone Greensboro Holdings, LLC	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	$3,500,000	$3,551,028	$3,550,732	1.2%
US - NJ	Essence 144 Urban Renewal, LLC	First mortgage	Multifamily	12.0%	1/14/2015	3/14/2017	22,639,955	22,865,291	22,864,082	7.9%
US - NY	Cape Church Mezz, LLC	Mezzanine loan	Multifamily	12.0%	3/15/2016	7/15/2019	15,207,664	15,323,482	15,341,724	5.3%
	140 Schermerhorn Street Mezz LLC	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,105,343	15,118,900	5.2%
	WWML96MEZZ, LLC	Mezzanine loan	Multifamily	13.0%	12/18/2015	12/31/2018	4,075,585	4,106,941	4,104,596	1.4%
	WWML96, LLC	Preferred equity investment	Multifamily	13.0%	12/18/2015	12/31/2018	1,303,583	1,313,612	1,281,507	0.4%
	Total US - NY						35,586,832	35,849,378	35,846,727	12.3%
US - OR	Pollin Hotels PDX Mezzanine, LLC	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,356,923	5,324,812	1.8%
US - PA	PHL Hotel Partners, LLC	Preferred equity investment	Hotel	13.0%	10/8/2013	11/1/2017	3,742,000	3,779,420	3,772,758	1.3%
	Millennium Waterfront Associates, L.P.	First mortgage	Land	12.0%	7/2/2015	1/2/2017	13,980,000	14,119,800	14,118,397	4.9%
	Total US - PA						17,722,000	17,899,220	17,891,155	6.2%
US - SC	High Pointe Mezzanine Investments, LLC	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,441,697	3,176,165	1.1%
US - TN	Kingsport 925-Mezz LLC	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,208,266	3,111,362	1.1%
	315 JV, LLC (6)	Mezzanine loan	Office	12.0% current 3.0% PIK	11/15/2013	5/28/2017	6,877,843	6,971,219	6,935,693	2.4%
	Total US - TN						9,877,843	10,179,485	10,047,055	3.5%
US - TX	Northland Museo Member, LLC	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	3,946,771	4,051,342	1.4%
	Austin H. I. Owner LLC (4)(5)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,521,769	3,549,105	1.2%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	2,689,038	2,951,669	2,794,286	1.0%
	Total US - TX						10,189,038	10,420,209	10,394,733	3.6%
US - Various	Capital Square Realty Advisors, LLC	Facility	Various	13%-14%	12/17/2013	7/29/2017	15,500,000	15,643,328	15,643,328	5.4%
	Nelson Brothers Professional Real Estate, LLC	Facility	Various	15.0%	8/31/2016	7/27/2017	8,000,000	8,073,342	8,073,342	2.8%
	Total US - Various						23,500,000	23,716,670	23,716,670	8.2%
	Total investments — non-controlled:						311,424,751	316,174,017	315,110,108	108.5%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Investments as of December 31, 2016 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Investments through participation interests — non-controlled (7):
US - NY	QPT 24th Street Mezz LLC (4)(5)	Participation in mezzanine loan	Land	12.0% current 2.0% PIK	12/15/2015	6/15/2017	12,780,220	12,897,391	12,897,392	4.5%
US - PA	KOP Hotel XXXI Mezz LP (4)(5)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,135	1,847,839	0.6%
	Total investments through participation interest — non-controlled						14,580,220	14,701,526	14,745,231	5.1%

	Total gross investments						326,004,971	330,875,543	329,855,339	113.6%
	Obligations under participation agreements (4)(6)						(32,635,785)	(32,986,194)	(32,904,955)	(11.3)%
	Net investments						$293,369,186	$297,889,349	$296,950,384	102.3%

___________________________

(1)	Because there is no readily available market for these investments, the fair values of these investments are approved in good faith by the Manager pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $290.4 million as of December 31, 2016.

(3)	This investment was repaid in full.

(4)	Terra Property Trust sold a portion of its interests in these investments via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.

(5)
The loan participations from Terra Property Trust do not qualify for sale accounting under ASC Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Investments.

(6)	Terra Property Trust sold a portion of its interest in this investment through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by the Manager.

(7)	Terra Property Trust purchased its interests in these investments from Terra Income Fund 6, Inc. via participation agreements.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 1. Business

Terra Secured Income Fund 5, LLC (and, together with its consolidated subsidiaries, the “Company”), a Delaware limited liability company, commenced operations on August 8, 2013. The Company was formed to originate, acquire and structure real estate-related loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, preferred equity investments and other loans related to high quality commercial real estate. The Company completed its original offering on January 31, 2015 and raised approximately $142 million in gross proceeds. The Company’s investment strategy is to invest substantially all of the net proceeds of membership interests in, and manage a diverse portfolio of, real estate-related loans. The Company seeks to create and maintain a portfolio of investments that generates a low volatility income stream for attractive and consistent cash distributions. The real-estate loans are typically investments between $3 million and $25 million, with unlevered yields on subordinated positions and levered yields on senior positions ranging from 12% to 16% and maturities between one to ten years.

In December 2015, the members approved the merger of Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 with and into subsidiaries of the Company through a series of separate mergers effective January 1, 2016. Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a newly-formed and wholly-owned subsidiary of the Company that elected to be taxed as a real estate investment trust (“REIT”), in exchange for the common shares of Terra Property Trust. Upon completion of the Merger, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust. The Company does not consolidate Terra Property Trust as Terra Property Trust is not an investment company.

The Company’s investment activities are externally managed by Terra Income Advisors, LLC, a private investment firm affiliated with the Company. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or by individuals who were contracted by the Company or by the Manager to work on behalf of the Company pursuant to the terms of the operating agreement, as amended.

The Company will continue in existence until December 31, 2023 and expects to be terminated or to consummate an alternative liquidity transaction on or prior to the five-year anniversary of the completion of the Company’s original offering, which was January 31, 2015, unless extended for up to a maximum of two one-year extensions at the discretion of the Manager, in order to facilitate an orderly liquidation or to consummate such alternative liquidity transaction.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all of the Company’s accounts and those of its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services - Investment Companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of gains (losses), income and expenses during the reporting period. Actual results could significantly differ from those estimates. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments.

Notes to Consolidated Financial Statements (Unaudited)

Equity Investment in Terra Property Trust

Equity investment in Terra Property Trust represents the Company’s equity interest in Terra Property Trust, which was initially recorded at cost. Subsequent to the asset contribution, the equity investment is reported, at each reporting date, at fair value on the consolidated statements of financial condition. Change in fair value is reported in net change in unrealized depreciation on investment on the consolidated statements of operations.

Revenue Recognition

Revenue is accounted for under ASC 605, Revenue Recognition, which provides among other things that revenue be recognized when there is persuasive evidence an arrangement exists, delivery and services have been rendered, price is fixed and determinable and collectability is reasonably assured.

Dividend Income: Dividend income associated with the Company’s ownership of Terra Property Trust is recognized on the record date as declared by Terra Property Trust. Any excess of dividends over Terra Property Trust’s net income are recorded as return of capital.

Other Operating Income: All other income is recognized when earned.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with original maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company will adopt this standard on January 1, 2018 using either the retrospective or cumulative effect transition method. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for the Company beginning on January 1, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

Notes to Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on the Company’s consolidated financial statements as the Company does not have any lease arrangements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements and disclosure.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The Company does not expect the adoption of the amendments to Regulation S-X to have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact of this change will have on the Company’s consolidated financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust and its primary investment position is the common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
Investment	Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
14,912,990 common shares of Terra Property Trust, Inc.	$286,148,649	$285,591,393	100.1%	$291,468,567	$290,419,317	100.3%

For the three months ended June 30, 2017 and 2016, the Company received approximately $7.8 million and $12.3 million of dividends from Terra Property Trust, respectively, of which $2.7 million and $0.5 million was a return of capital, respectively. For the six months ended June 30, 2017 and 2016, the Company received approximately $16.6 million and $15.7 million of dividends from Terra Property Trust, respectively, of which $5.3 million and $0.5 million was a return of capital, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2017	December 31, 2016
Carrying value of investments	$372,332,464	$330,683,840
Other assets	71,707,974	53,966,401
Total assets	444,040,438	384,650,241
Mortgage loan payable and obligations under participation agreements	(112,475,848)	(66,855,038)
Accounts payable, accrued expenses and other liabilities	(45,300,395)	(26,203,277)
Total liabilities	(157,776,243)	(93,058,315)
Stockholder’s equity	$286,264,195	$291,591,926

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$8,263,429	$12,085,962	$18,545,597	$22,987,138
Expenses	(3,119,142)	(4,207,899)	(7,781,178)	(7,909,500)
Realized gain on investments	4,500	132,795	489,960	140,375
Net income	$5,148,787	$8,010,858	$11,254,379	$15,218,013

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

        Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access.

        Level 2 — Pricing inputs are other than quoted prices in active markets, including, but not limited to, quoted prices for similar assets and liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates) or other market corroborated inputs.

        Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$285,591,393	$285,591,393

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$290,419,317	$290,419,317

Changes in Level 3 investment for the six months ended June 30, 2017 and 2016 were as follows:

	Equity Investment in Terra Property Trust
	Six Months Ended June 30,
	2017	2016
Beginning balance	$290,419,317	$—
Shares of Terra Property Trust common stock received in exchange for the Company’s consolidated portfolio of net assets	—	288,259,804
Shares of Terra Property Trust common stock purchased	—	10,000,000
Return of capital	(5,319,918)	(498,481)
Net change in unrealized depreciation on investment	491,994	(670,021)
Ending balance	$285,591,393	$297,091,302
Net change in unrealized depreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$491,994	$(670,021)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2017 and 2016, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2017 and December 31, 2016 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s real estate-related investments through Terra Property Trust, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions, the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio (“DSCR”), the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan investment.

Notes to Consolidated Financial Statements (Unaudited)

The Manager designates a valuation committee to oversee the entire valuation process of the Company’s Level 3 investments. The valuation committee is comprised of members of the Manager’s senior management, deal and portfolio management teams, who meet on a quarterly basis, or more frequently as needed, to review the Company investments being valued as well as the inputs used in the proprietary valuation model. Valuations determined by the valuation committee are supported by pertinent data and, in addition to a proprietary valuation model, are based on market data, industry accepted third-party valuation models and discount rates or other methods the valuation committee deems to be appropriate.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	June 30, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$285,591,393	Discounted cash flow	Discount rate	2.56%	16.00%	12.57%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2016
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$290,419,317	Discounted cash flow	Discount rate	9.09%	15.96%	12.19%

Note 4. Related Party Transactions

Merger

In December 2015, the members approved the merger of Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 with and into subsidiaries of the Company through a series of separate mergers effective January 1, 2016. Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust in exchange for the common shares of Terra Property Trust. Upon completion of the Merger, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust.

Consent Solicitation

Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of the manager, served as the dealer manager for the consent solicitation on the Merger, and was paid a voting advisory fee of $750 per initial unit sold to members in the Terra Funds and a dealer manager fee of 0.5% of the aggregate offering price of the units originally issued by the Terra Funds. Most of these fees were re-allowed to participating dealers. The Terra Funds also incurred costs for legal, accounting, and other professional services in connection with the consent solicitation. For the three and six months ended June 30, 2016, the Company incurred $0.1 million and $0.4 million of merger transaction costs, respectively.

Rights Offering

In connection with the Merger, the Company offered existing members of the Terra Funds the opportunity to invest in the Company through purchase of additional membership units (the “Rights Offering”). Terra Capital Markets served as the dealer manager for the sale of the Company’s membership units and received compensation of 3% in selling commission, 1% in dealer manager fees and a 1% broker dealer fee. Most of these fees are re-allowed to independent broker dealers and financial advisors. These fees amounted to approximately $1.3 million for the six months ended June 30, 2016 and have been deducted from capital contributions received as selling commissions and dealer manager fees.

Operating Agreement

The Company entered into an operating agreement, as amended, with the Manager whereby the Manager is responsible for the Company’s day-to-day operations. The operating agreement, as amended is scheduled to terminate on December 31, 2023 unless the Company is dissolved earlier. Starting January 1, 2016, the Company conducts all of its real estate lending business through Terra Property Trust. As such, Terra Property Trust is responsible for management compensation paid and operating expenses reimbursed to the Manager pursuant to a management agreement with the Manager.

Notes to Consolidated Financial Statements (Unaudited)

Due to Terra Property Trust

As of June 30, 2017, there was no amount due to Terra Property Trust. As of December 31, 2016, approximately $0.4 million was due to Terra Property Trust, as reflected on the consolidated statements of financial condition, primarily related to an adjustment to the contribution of the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust on January 1, 2016.

Dividend Income

As discussed in Note 3, for the three months ended June 30, 2017 and 2016, the Company received approximately $7.8 million and $12.3 million of dividends from Terra Property Trust, respectively, of which $2.7 million and $0.5 million was a return of capital, respectively. For the six months ended June 30, 2017 and 2016, the Company received approximately $16.6 million and $15.7 million of dividends from Terra Property Trust, respectively, of which $5.3 million and $0.5 million was a return of capital, respectively.

Note 5. Significant Risk Factors

In the normal course of business, the Company enters into transactions in various financial instruments. The Company’s financial instruments are subject to, but are not limited to, the following risks:

Market Risk

The Company’s investments through Terra Property Trust are highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Due to the illiquidity of the investments, valuation of the investments may be difficult, as there generally will be no established markets for these investments. As the Company’s investments were carried at fair value with fair value changes recognized in the consolidated statements of operations, all changes in market conditions would directly affect the Company’s members’ capital.

Credit Risk

Credit risk represents the potential loss that Terra Property Trust would incur if the borrowers failed to perform pursuant to the terms of their obligations to Terra Property Trust. Thus, the value of the underlying collateral, the creditworthiness of the borrower or other counterparty, and the priority of Terra Property Trust’s lien on the borrower’s assets are of importance. Terra Property Trust minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, Terra Property Trust employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, DSCR and the debt yield. Terra Property Trust also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, Terra Property Trust may not recover all of its investment.

The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration Risk

Terra Property Trust holds real estate related investments. Thus, the investment portfolio of Terra Property Trust may be subject to a more rapid change in value than would be the case if Terra Property Trust maintained a wide diversification among industries, companies and types of investments. The result of such concentration in real estate assets is that a loss in such investments could materially reduce Terra Property Trust’s capital.

Liquidity Risk

Liquidity risk represents the possibility that the Company may not be able to sell its positions at a reasonable price in times of low trading volume, high volatility and financial stress.

Notes to Consolidated Financial Statements (Unaudited)

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of Terra Property Trust’s interest-bearing financial instruments.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on investments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond Terra Property Trust’s control, and consequently, such prepayment rates cannot be predicted with certainty. If Terra Property Trust does not collect a prepayment fee in connection with a prepayment or is unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, Terra Property Trust may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios, Terra Property Trust may fail to recoup fully its cost of acquisition of certain investments.

Use of Leverage

As part of Terra Property Trust’s investment strategy, Terra Property Trust may borrow and utilize leverage. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Property Acquisitions

Terra Property Trust may find it necessary to take possession of collateral including, without limitation, an asset or a business, through a purchase or foreclosure action. Borrowers may resist mortgage foreclosure or sales actions by asserting numerous claims and defenses, which delay both repayments of existing loan investments and acquisition of the collateral and add cost to such actions.

There can be no assurance that Terra Property Trust will be able to successfully operate, hold or maintain the collateral in accordance with its expectations.

Further, there can be no assurance that there will be a ready market for resale of foreclosed or acquired properties because investments in real estate generally are not liquid and holding periods are difficult to predict. In addition, there may be significant expenditures associated with holding real property, including real estate taxes and maintenance costs. The liquidation proceeds upon sale of the real estate may be less than the amount invested in the loan, and its fair value and such differences could be material.

Note 6. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

Note 7. Members’ Capital

As of June 30, 2017 and December 31, 2016, the Company had 6,826.5 units outstanding. The net asset value per unit was $41,812 and $42,423 as of June 30, 2017 and December 31, 2016, respectively.

Capital Contributions

As of January 31, 2015, the offering period ended and the Company stopped accepting capital contributions.

In connection with the Merger between the Terra Funds, original membership units of Terra Funds 1 through 4 were exchanged for 3,206.7 Continuing Income Units (regular units in the Company) and 463.6 Termination Units (membership interest in the

Company offered to members of Terra Funds 1 through 4 who wish to enter the liquidation phase of their investments). The Company also offered existing members of the Terra Funds the opportunity to invest in the Company through the Rights Offering. For the six months ended June 30, 2016, the Company sold 573.3 units and received capital contributions of approximately $25.6 million, net of selling commissions and dealer manager fees.

Capital Distributions

At the discretion of the Manager, the Company may make distributions from net cash flow from operations, net disposition proceeds, or other cash available for distribution. Distributions are made to holders of Continuing Income Units in proportion to their unit holdings until they receive a return of their initial Deemed Capital Contribution, as defined in the operating agreement, plus a preferred return ranging from 8.5% to 9.0% depending on the historical preferred return applicable to their Terra Fund units, after which time distributions are made 15% to the Manager and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the Rights Offering is 8.5%. As of June 30, 2017 and December 31, 2016, there was no carried interest.

In addition, holders of Termination Units receive monthly distributions at a fixed rate of 6.0% per annum of the Unreturned Invested Capital, as defined in the operating agreement.

For the six months ended June 30, 2017 and 2016, the Company made total capital distribution to non-manager members of $15.5 million and $15.2 million, respectively.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units will be redeemed on the original expected liquidation dates of the funds. For the six months ended June 30, 2017, the Company had no redemptions. For the six months ended June 30, 2016, 161.3 Termination Units of Terra Fund 1 were redeemed for approximately $6.8 million. These Termination Units were redeemed at book value as defined in the amended and restated operating agreement. Additionally, the Company paid $3.4 million to members the Manager was unable to establish their continuation to qualify as “accredited investors” under the Securities Act of 1933, as amended, and to members holding their interests through a qualified ERISA plan to redeem their units.

The following table presents a summary of the Termination Units outstanding as of June 30, 2017:

Fund	Number of Units	Scheduled Redemption Date
Terra Fund 3	120.5	September 2017
Terra Fund 4	50.4	July 2018

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2017 and December 31, 2016, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,826.5	6,826.5	—	2,878.9	2,878.9
Units issued in the Merger	—	—	—	—	3,670.4	3,670.4
Units admitted through the Rights Offering	—	—	—	—	573.3	573.3
Termination Units redeemed	—	—	—	—	(161.3)	(161.3)
Units outstanding, end of period	—	6,826.5	6,826.5	—	6,961.3	6,961.3

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2017 and 2016. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Per unit operating performance:
Net asset value per unit, beginning of period	$42,423	$42,451
Increase in members’ capital from operations (1):
Net investment income	1,596	2,089
Net change in unrealized depreciation on investment	72	(97)
Total increase in members’ capital from operations	1,668	1,992
Distributions to member (2):
Capital distributions	(2,277)	(2,201)
Net decrease in members’ capital resulting from distributions	(2,277)	(2,201)
Capital share transactions:
Other (3)	(2)	185
Net (decrease) increase in members’ capital resulting from capital share transactions	(2)	185
Net asset value per unit, end of period	$41,812	42,427

	Six Months Ended June 30,
	2017	2016
Ratios to average net assets:
Expenses	0.12%	0.24%
Net investment income	3.79%	5.00%

IRR, beginning of period	5.43%	0.34%
IRR, end of period	5.99%	3.54%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,826 units and 6,923 units for the six months ended June 30, 2017 and 2016, respectively.

(2)	The per unit data for distributions reflects the actual amount of distributions paid per share during the periods.

(3)
Represents the impact of the different unit amounts used in calculating per unit data as a result of calculating certain per unit data based upon the weighted average units outstanding during the period and certain per unit data based on the units outstanding as of a period end or transaction date.

Note 9. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Secured Income Fund 5, LLC and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•	our expected financial performance, operating results and our ability to make distributions to our members in the future;

•	the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our investment objectives and strategies;

•	the acquisition of our targeted assets, including the timing of acquisitions;

•	volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;

•	changes in our investment objectives and business strategy;

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our investments;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors, LLC (“Terra Income Advisors”, or the “Manager”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund, LLC (“Terra Fund 1”); Terra Secured Income Fund 2, LLC (“Terra Fund 2”); Terra Secured Income Fund 3, LLC (“Terra Fund 3”); Terra Secured Income Fund 4, LLC (“Terra Fund 4”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC; Terra Property Trust, Inc. (“Terra Property Trust”), our wholly-owned subsidiary; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

•	our dependence on our Manager and the availability of its senior management team and other personnel;

•
liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company or an initial public offering and listing of the shares of common stock of Terra Property Trust on a national securities exchange, and the timing of any such transactions;

•
actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•
limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and Terra Property Trust to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•	the degree and nature of our competition.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-

looking statements for any reason, including the factors set forth as “Risk Factors” in our registration statement on Form 10. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Members are advised to consult any additional disclosures that we may make directly to members or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview

We are a specialized real estate finance company that originates, structures, funds and manages commercial real estate loans. We focus primarily on the origination of mezzanine loans, which are subordinate commercial real estate loans secured by ownership interests in the entity that owns commercial real estate. We also originate first mortgage loans, bridge loans and preferred equity investments, in each case to finance the acquisition, construction, development or redevelopment of high quality commercial real estate in the U.S. We make substantially all of our investments and conduct substantially all of our real estate lending business through our wholly-owned subsidiary, Terra Property Trust. Our objective is to continue to provide attractive risk-adjusted returns to members, primarily through distributions. There can be no assurances that we will be successful in meeting our objective.

On January 1, 2016, Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 merged with and into our subsidiaries (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to Terra Property Trust in exchange for the common shares of Terra Property Trust. We elected to engage in these transactions to continue our business as a REIT for U.S. federal income tax purposes, and to provide our members with a more broadly diversified portfolio of assets while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

Our investment activities are externally managed by our Manager, a subsidiary of Terra Capital Partners, a real estate finance and investment firm based in New York City that focus primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s loan portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Fixed Rate		Floating Rate (1)	Total Gross Investments	Obligations under Participation Agreements	Total Net Investments
Number of investments	33	1	1	34	19	34
Principal balance	$316,317,890		$51,883,191	$368,201,081	77,914,792	$290,286,289
Amortized cost	319,963,751		52,368,713	372,332,464	78,480,646	293,851,818
Fair value	319,490,334		52,716,750	372,207,084	78,729,079	293,478,005
Weighted-average interest rate	12.39%		9.50%	11.98%	12.30%	11.92%
Weighted-average remaining terms (year) (2)	0.95		0.69	0.91	1.12	0.85

	December 31, 2016
	Fixed Rate	Floating Rate (1)	Total Gross Investments	Obligations under Participation Agreements	Total Net Investments
Number of investments	37	1	38	11	38
Principal balance	$275,554,910	$50,450,061	$326,004,971	32,635,785	$293,369,186
Amortized cost	279,781,074	50,902,766	330,683,840	32,986,194	297,697,646
Fair value	278,931,283	50,924,056	329,855,339	32,904,955	296,950,384
Weighted-average interest rate	12.98%	9.19%	12.38%	12.96%	12.33%
Weighted-average remaining terms (year)	1.42	1.19	1.39	1.35	1.37
_______________

(1)
This investment pays an annual interest rate of London Interbank Offered Rate (“LIBOR”) plus 8.5% with a LIBOR floor of 0.5%. Interest rate shown was determined using the applicable annual interest rate as of June 30, 2017 and December 31, 2016.

(2)	Amount reflects approximately $48.7 million of investments that matured in June 2017. The investments were repaid in full in July 2017.

Portfolio Information

The tables below detail the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net investment basis, which represents our proportionate share of the loans, based on our economic ownership of these loans.

	June 30, 2017				December 31, 2016
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$149,259,858	$150,299,693	$150,645,954	51.3%	$117,890,016	$118,995,391	$119,018,338	40.1%
Mezzanine loans	96,001,427	97,801,181	97,398,113	33.2%	118,524,437	121,037,421	120,466,609	40.6%
Preferred equity investments	26,798,393	27,344,264	27,027,357	9.2%	47,415,691	48,229,921	47,838,821	16.1%
Other (1)	18,226,611	18,406,680	18,406,581	6.3%	9,539,042	9,626,616	9,626,616	3.2%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$290,286,289	$293,851,818	$293,478,005	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)	Other represents the unused cash from two credit facilities.

	June 30, 2017				December 31, 2016
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Land	$106,381,284	$106,935,597	$106,933,822	36.4%	$53,746,133	$54,255,486	$54,258,353	18.2%
Office	56,789,824	57,319,118	57,669,488	19.7%	69,506,033	70,159,209	70,158,868	23.6%
Multifamily	54,761,720	55,793,089	55,270,801	18.8%	83,510,933	85,021,199	84,556,067	28.5%
Hotel	47,942,850	48,819,525	48,374,707	16.5%	66,351,287	67,557,902	67,077,247	22.6%
Student housing	6,184,000	6,577,809	6,822,606	2.3%	5,700,000	6,125,635	6,215,839	2.1%
Mixed use	—	—	—	—%	2,515,758	2,533,450	2,527,566	0.9%
Other (1)	18,226,611	18,406,680	18,406,581	6.3%	12,039,042	12,236,468	12,156,444	4.1%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$290,286,289	$293,851,818	$293,478,005	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)
Other includes $18.2 million and $9.5 million of unused cash from two credit facilities at June 30, 2017 and December 31, 2016, respectively. Other also includes $2.5 million of retail properties as of December 31, 2016.

	June 30, 2017				December 31, 2016
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
New York	$86,210,210	$86,503,321	$86,409,513	29.5%	$37,032,965	$37,324,858	$37,315,430	12.6%
California	77,613,191	78,613,409	78,696,854	26.8%	89,925,061	91,165,200	90,798,926	30.5%
Florida	45,879,708	46,261,997	46,138,198	15.7%	49,122,324	49,520,673	49,320,018	16.6%
Pennsylvania	15,410,000	15,554,591	15,564,159	5.3%	18,982,000	19,162,115	19,184,642	6.5%
Georgia	15,250,000	15,624,325	15,399,801	5.2%	4,250,000	4,604,941	4,387,683	1.5%
Texas	7,651,038	7,869,017	7,788,759	2.7%	9,139,038	9,363,678	9,330,002	3.1%
Delaware	4,396,000	4,434,730	4,437,063	1.5%	7,000,000	7,057,616	7,086,338	2.4%
Alabama	3,700,000	3,777,353	3,736,507	1.3%	3,844,445	3,928,742	3,882,318	1.3%
Oregon	3,140,000	3,393,210	3,317,359	1.1%	5,000,000	5,356,923	5,324,812	1.8%
North Carolina	2,708,633	2,745,876	2,735,398	0.9%	4,921,404	4,985,576	4,985,280	1.7%
Virginia	2,032,897	2,052,969	2,052,969	0.7%	6,675,510	6,737,238	6,737,238	2.3%
Tennessee	1,884,000	2,036,531	1,972,238	0.7%	9,877,843	10,179,485	10,047,055	3.4%
New Jersey	—	—	—	—%	22,639,955	22,865,291	22,864,082	7.7%
Arizona	—	—	—	—%	5,719,598	5,772,487	5,772,487	1.9%
Massachusetts	—	—	—	—%	4,000,000	4,112,275	4,071,618	1.4%
Other (1)	24,410,612	24,984,489	25,229,187	8.6%	15,239,043	15,752,251	15,842,455	5.3%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$290,286,289	$293,851,818	$293,478,005	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)
Other includes $18.2 million and $9.5 million of unused cash from two credit facilities at June 30, 2017 and December 31, 2016, respectively. Other also includes $2.7 million of properties in Indiana and $3.0 million of properties in South Carolina at both June 30, 2017 and December 31, 2016, and $1.6 million of properties in Utah at June 30, 2017.

Factors Impacting Operating Results

Our operating results are affected by a number of factors and primarily depend on, among other things, the level of the interest income from targeted assets, the market value of our assets and the supply of, and demand for, real estate-related loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

Market Risk

Terra Property Trust’s investments are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the investments, valuation of Terra Property Trust’s investments may be difficult, as there generally will be no established markets for these investments.

Credit Risk

Credit risk represents the potential loss that Terra Property Turst would incur if the borrowers failed to perform pursuant to the terms of their obligations to Terra Property Trust. Terra Property Trust minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, Terra Property Trust employs an asset management approach and monitor the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, debt service coverage ratio, and the debt yield. Terra Property Trust also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, Terra Property Trust may not recover all of its investments.

We and Terra Property Trust maintain all of our cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration Risk

Terra Property Trust holds real estate-related investments. Thus, its investment portfolio may be subject to a more rapid change in value than would be the case if it were required to maintain a wide diversification among industries, companies and types of investments. The result of such concentration in real estate assets is that a loss in such investments could materially reduce Terra Property Trust’s capital.

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to sell our positions at a reasonable price in times of low trading volume, high volatility and financial stress.

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to Terra Property Trust’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to slow, and (v) to the extent we enter into interest rate swap agreements as part of Terra Property Trust’s hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to increase, and (v) to the extent Terra Property Trust enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on Terra Property Trust’s investments. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If Terra Property Trust does not collect a prepayment fee in connection with a prepayment or are unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, Terra Property Trust may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios Terra Property Trust may fail to recoup fully its cost of acquisition of certain investments.

Use of Leverage

Terra Property Trust may deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations
The following table presents the comparative results of our operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Investment income
Dividend income	$5,123,787	$11,794,049	$(6,670,262)	$11,254,379	$15,218,010	$(3,963,631)
Other operating income	273	637	(364)	953	7,957	(7,004)
Total investment income	5,124,060	11,794,686	(6,670,626)	11,255,332	15,225,967	(3,970,635)
Operating expenses
Merger transaction fees	—	71,835	(71,835)	—	384,027	(384,027)
Professional fees	232,022	167,082	64,940	327,365	279,576	47,789
Other	3,778	77,388	(73,610)	32,313	95,961	(63,648)
Total operating expenses	235,800	316,305	(80,505)	359,678	759,564	(399,886)
Net investment income	4,888,260	11,478,381	(6,590,121)	10,895,654	14,466,403	(3,570,749)
Net change in unrealized depreciation on investment	(50,870)	(1,694,489)	1,643,619	491,994	(670,021)	1,162,015
Net increase in members’ capital resulting from operations	$4,837,390	$9,783,892	$(4,946,502)	$11,387,648	$13,796,382	$(2,408,734)

Dividend Income

For the three months ended June 30, 2017 and 2016, we received dividends of $7.8 million and $12.3 million, respectively, or $0.52 and $0.82 per share, respectively, from Terra Property Trust, of which $5.1 million and $11.8 million was recorded as dividend income, respectively, and $2.7 million and $0.5 million was recorded as a return of capital, respectively.

For the six months ended June 30, 2017 and 2016, we received dividends of $16.6 million and $15.7 million, respectively, or $1.11 and $1.06 per share, respectively, from Terra Property Trust, of which $11.3 million and $15.2 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods, and $5.3 million and $0.5 million was recorded as a return of capital, respectively.

In assessing the performance of our investments, we believe it is appropriate to evaluate the investments on an economic basis, that is, gross investments net of obligations under participation agreements and mortgage loan payable. The following tables present a reconciliation of our investment portfolio from a gross basis to a net basis for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Weighted Average Principal Amount	Weighted-Average Interest Rate	Weighted Average Principal Amount	Weighted-Average Interest Rate
Gross investments	$361,037,933	11.8%	$321,299,804	12.6%
Obligations under participation agreements	(61,937,157)	12.3%	(22,152,000)	13.4%
Mortgage loan payable	(42,786,865)	5.7%	(34,000,000)	5.7%
Net investments	$256,313,911	12.6% (1)	$265,147,804	13.5% (1)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Weighted Average Principal Amount	Weighted-Average Interest Rate	Weighted Average Principal Amount	Weighted-Average Interest Rate
Gross investments	$350,163,315	11.9%	$305,778,982	13.0%
Obligations under participation agreements	(52,385,371)	12.4%	(21,865,754)	13.4%
Mortgage loan payable	(37,771,720)	5.7%	(21,483,516)	5.7%
Net investments	$260,006,224	12.7% (1)	$262,429,712	13.5% (1)
_______________

(1)
Represents net interest income over the period (interest income on the investments less interest expense) divided by the weighted average principal amount of the net investments during the period. The decrease in weighted average interest rate for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was due to an increase in investments in senior loans, which are typically larger principal-balance investments paying lower levels of interest reflecting the lower risk as compared to investments in subordinated loans.

The following table presents a calculation of Terra Property Trust’s annualized effective yield on its net investment portfolio for the periods presented:

	Three Months Ended June 30,
	2017	2016	Change
Interest income	$8,154,909	$10,570,941	$(2,416,032)
Interest expense — obligations under participation agreements	(1,403,387)	(746,507)	(656,880)
Interest expense — mortgage loan payable	(775,642)	(531,521)	(244,121)
Net interest income	$5,975,880	$9,292,913	$(3,317,033)

Weighted average carrying value of gross investments	$368,206,958	$330,012,859	$38,194,099
Weighted average carrying value of obligations under participation agreements	(62,805,803)	(22,587,476)	(40,218,327)
Weighted average carrying value of mortgage loan payable	(42,466,194)	(33,709,978)	(8,756,216)
Weighted average carrying value of net investments	$262,934,961	$273,715,405	$(10,780,444)

Annualized net effective yield (1)	9.5%	13.4%	(3.9)%

Senior loans
Weighted average carrying value of net investments	$128,407,992	$64,970,890	$63,437,102
Annualized net effective yield (1)	5.8%	13.8%	(8.0)%
Subordinated loans
Weighted average carrying value of net investments	$134,526,969	$208,744,515	$(74,217,546)
Annualized net effective yield (1)	13.0%	13.3%	(0.3)%

	Six Months Ended June 30,
	2017	2016	Change
Interest income	$18,122,584	$19,762,391	$(1,639,807)
Interest expense — obligations under participation agreements	(2,710,816)	(1,481,422)	(1,229,394)
Interest expense — mortgage loan payable	(1,395,529)	(671,502)	(724,027)
Net interest income	$14,016,239	$17,609,467	$(3,593,228)

Weighted average carrying value of gross investments	$358,167,711	$314,379,797	$43,787,914
Weighted average carrying value of obligations under participation agreements	(53,138,177)	(22,288,737)	(30,849,440)
Weighted average carrying value of mortgage loan payable	(38,161,687)	(23,144,888)	(15,016,799)
Weighted average carrying value of net investments	$266,867,847	$268,946,172	$(2,078,325)

Annualized net effective yield (1)	10.7%	13.1%	(2.4)%

Senior loans
Weighted average carrying value of net investments	$111,485,938	$56,593,450	$54,892,488
Annualized net effective yield (1)	8.3%	13.4%	(5.1)%
Subordinated loans
Weighted average carrying value of net investments	$155,381,909	$212,352,722	$(56,970,813)
Annualized net effective yield (1)	12.5%	13.0%	(0.5)%
_______________

(1)
Represents the annualized net interest income divided by the weighted average carrying value of net investments during the period. We do not annualize one-time fees and expenses such as net origination fee income or expenses and net exit fee income or expenses.

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, the annualized net effective yield on Terra Property Trust’s net investment portfolio decreased by approximately 3.9% and 2.4%, respectively. For the three months ended June 30, 2017, Terra Property Trust suspended interest income accrual on a senior loan and a subordinated loan and wrote off the related past due interest receivable and exit fee accrual for an aggregate amount of $1.4 million, net of interest expense on obligations under participation agreements, because recovery of such income and fee was doubtful. In July 2017, the principal balances of these two loans were repaid in full. Excluding the impacts of the two loans discussed above, for the three and six months ended June 30, 2017 as compared to the same periods in 2016, the annualized net effective yield on Terra Property Trust’s net investment portfolio decreased by 1.8% and 1.3%, respectively; the annualized net effective yield on its senior loans decreased by 4.8% and 3.3%, respectively; and the annualized net effective yield on its subordinated loans remained substantially the same. The decrease in the annualized net effective yield on the senior loans was primarily due to (i) a $0.3 million and $0.5 million increase in amortization of net purchase premiums, respectively, as a result of a senior loan Terra Property Trust purchased in February 2017 at a premium; (ii) a $0.5 million of net origination fee expense recognized, primarily related to the same senior loan purchased in February 2017, for the three months ended June 30, 2017 compared to a $0.2 million of net origination fee income recognized in the same period in 2016, and a $0.4 million increase in net origination fee expense for the six months ended June 30, 2017 as compared to the same period in 2016; (iii) the senior loan purchased in February 2017 had a larger principal balance and carried a coupon rate that was lower than the weighted average interest rate on the senior loans for the three and six months ended June 30, 2016; and (iv) in January 2017, the maturity of a senior loan was extended for an additional three months and the interest rate on the loan was reduced by 3.0% as a result of the significant reduction in the risk profile of the underlying collateral.

Merger Transaction Fees

Merger transaction fees represent fees incurred in connection with the Merger. Terra Capital Markets, LLC, an affiliate of our Manager, served as the dealer manager for the consent solicitation and was paid a voting advisory fee of $750 per initial unit sold to members of the Terra Funds and a dealer manager fee of 0.5% of the aggregate offering price of the units originally issued by the Terra Funds. Most of these fees were re-allowed to participating dealers. The Terra Funds also incurred costs for legal, accounting, and other professional services in connection with the consent solicitation.

For the three and six months ended June 30, 2017, there were no merger transaction fees recorded. For the three and six months ended June 30, 2016, we recorded additional merger transaction fees of $0.1 million and $0.4 million, respectively.

Professional Fees

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, professional fees increased by $0.1 million and less than $0.1 million, respectively, primarily due to additional professional fees incurred in connection with the filing of our registration statement on Form 10.

Other Operating Expenses

For both the three and six months ended June 30, 2017 as compared to the same periods in 2016, other operating expenses decreased by $0.1 million, primarily due to additional state and local taxes expense recorded in 2016 in connection with the filing of the 2015 tax returns.

Net Change in Unrealized Depreciation on Investment

Net change in unrealized appreciation or depreciation on investment reflects the change in the portfolio investment value during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

For the three months ended June 30, 2017 and 2016, we recorded net change in unrealized depreciation on investment of $(0.1) million and $(1.7) million, respectively. For the six months ended June 30, 2017 and 2016, we recorded net change in unrealized depreciation on investment of $0.5 million and $(0.7) million, respectively.

Net Increase in Members’ Capital Resulting from Operations

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, the resulting net increase in members’ capital results from operations decreased by $4.9 million and $2.4 million, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members and, to a lesser extent, redeeming Terra Fund 3 Termination Units for approximately $5.0 million. “Termination Units” refer to the membership interest in our fund that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s expected loan and liability maturities during the next twelve months include the sole mortgage loan payable with a principal amount of $34.0 million which matures in March 2018, assuming no extensions, and obligations under participation agreements totaling $54.3 million. The first mortgage loan held by Terra Property Trust has a coupon rate of LIBOR plus 8.5%, the borrowings under the mortgage loan incurred to finance the asset bear interest at an annual rate of LIBOR plus 5.25%, and the weighted average net interest spread between the yield on the first mortgage loan and the cost of funds under the mortgage loan payable was 1.07% for the six months ended June 30, 2017. Terra Property Trust expects to use proceeds from the repayment of the corresponding investments to repay the mortgage loan payable and participation obligations. Additionally, Terra Property Trust expects to fund $14.8 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

Cash Flows Provided by (Used in) Operating Activities

2017 — For the six months ended June 30, 2017, cash flows provided by operating activities were $15.6 million, primarily due to dividends received from Terra Property Trust of $16.6 million, of which $5.3 million was recorded as a return of capital.

2016 — For the six months ended June 30, 2016, cash flows used in operating activities were $3.8 million, primarily due to (i) $10.0 million used to purchase shares of common stock of Terra Property Trust; (ii) a $5.4 million decrease in accounts payable and accrued expenses related to the payment of merger transaction fees; (iii) $5.0 million of cash transferred to Terra Property Trust in connection with the Merger; (iv) $0.7 million reimbursed to the Manager for merger transaction fees paid; and (v) a $0.6 million of state and local tax paid in connection with the filing of the 2015 tax returns. These cash outflows were partially offset by $15.7 million of dividends received from Terra Property Trust, of which $0.5 million was recorded as a return of capital, and $2.9 million of interest income we received on behalf of Terra Property Trust.

Cash Flows (used in) from Financing Activities

2017 — For the six months ended June 30, 2017, cash flows used in financing activities was $15.5 million related to distributions paid to members.

2016 — For the six months ended June 30, 2016, cash flows from financing activities was $3.7 million, primarily due to $25.6 million of proceeds from capital contributions from the offering concurrent with the Merger, net of selling commissions and dealer manager fees, and cash of $3.5 million acquired in the Merger. These cash inflows were partially offset by distributions paid to members of $15.2 million and cash used for capital redemptions of $10.2 million, of which $6.8 million was used to redeem Terra Fund 1 Termination Units and $3.4 million was paid to other redeeming members.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.

Allowance for Loan Losses

Terra Property Trust’s investments are typically collateralized by either the sponsors’ equity interest in real estate properties or real estate properties. As a result, Terra Property Trust regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. The Manager employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt-service coverage ratio and the debt yield, supplemented by occasional site visits to evaluate the assets. The Manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments. The information gathered by way of the asset management process is sufficient in assessing collectability.

Using the information gathered by way of the asset management process, the Manager performs a quarterly, or more frequently as needed, review of Terra Property Trust’s portfolio of investments. In conjunction with this review, the Manager assesses the risk factors of each investment and assigns each investment a risk rating. Based on a 5-point scale, Terra Property Trust’s investments are rated “1” through “5”, from less risk to greater risk. For investments with a risk rating of “4” and “5”, the Manager assesses each investment for collectability. This includes the ability to realize the full amount of principal and interest in the event that Terra Property Trust needs to exercise its rights under the terms of the agreement and/or any other contemplated workout or modification. To the extent the net realizable amount analysis indicates the principal amount of the recorded investment as of the reporting date is in jeopardy, an appropriate allowance for loan losses will be recorded. Additionally, Terra Property Trust records a general allowance for loan losses equal to 1.5% of the aggregate principal amount of loans rated as a “4” and 5% of the aggregate principal amount of loans rated as a “5”. Loans on which a specific allowance is recorded are removed from the pool of loans on which a general allowance is calculated.

Fair Value Measurements

The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Our financial assets and liabilities were recorded at fair value on our consolidated statements of assets and liabilities and were categorized based on the inputs valuation techniques as follows:

•	Level 1. Quoted prices for identical assets or liabilities in an active market.

•	Level 2. Financial assets and liabilities whose values are based on the following:

◦Quoted prices for similar assets or liabilities in active markets.

◦Quoted prices for identical or similar assets or liabilities in non-active markets.

◦Pricing models whose inputs are observable for substantially the full term of the asset or liability.

◦Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially full term of the asset or liability.

•	Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

Unobservable inputs reflect our assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2017 and 2016, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and six months ended June 30, 2017 and 2016, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations
Our wholly-owned subsidiary, Terra Property Trust, currently pays the following fees to the Manager pursuant to a management agreement:

Origination Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related loans, including any third-party expenses related to such investment. In the event that the term of any real estate-related loan is extended, the Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension. The origination fee is offset by the amount of any origination fee received by us from borrowers.

Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each real estate-related investment and cash held by us.

Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each real estate related loan then held by us (inclusive of closing costs and expenses).

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by us from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

Transaction Breakup Fee. In the event that we receive any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any investment or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, Terra Property Trust reimburses the Manager for operating expenses incurred in connection with services provided to the operations of Terra Property Trust, including Terra Property Trust’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Origination fee expense (1)	$1,413,207	$524,896	$1,757,307	$1,661,443
Asset management fee	810,419	812,019	1,611,847	1,533,943
Asset servicing fee	189,160	200,963	377,488	375,561
Operating expenses reimbursed to Manager	797,216	836,393	1,700,502	1,678,562
Disposition fee (2)	373,340	233,283	600,719	407,101
Total	$3,583,342	$2,607,554	$6,047,863	$5,656,610
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition fee is generally offset with exit fee income on the consolidated statements of operations. Any excess is deferred and amortized to interest income over the term of the investment.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We will adopt this standard on January 1, 2018 using either the retrospective or cumulative effect transition method. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and disclosure.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for us beginning on January 1, 2018. Management is currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on our consolidated financial statements as we do not have any lease arrangements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements and disclosure.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. We don't expect the adoption of the amendments to Regulation S-X to have a material impact on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact of this change will have on our consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We may be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of June 30, 2017, Terra Property Trust had one investment with a principal balance of approximately $51.9 million that provides for interest income indexed to LIBOR, with a LIBOR floor of 0.5%. As of June 30, 2017, Terra Property Trust had approximately $34.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 5.25%. A decrease of 1% in LIBOR would decrease our annual net interest expense by approximately $0.1 million and an increase of 1% in LIBOR would increase our annual net interest income by approximately $0.2 million.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the six months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, Terra Property Trust nor Terra Income Advisors is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra Property Trust or Terra Income Advisors. From time to time, we, Terra Property Trust and individuals employed by Terra Income Advisors may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the amendment no. 2 to Form 10 filed on July 24, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6.  Exhibits.
The following exhibits are filed with this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description and Method of Filing
2.1
Agreement and Plan of Merger by and among the registrant, Terra Capital Advisors, LLC, Terra Secured Income Fund Merger Sub, LLC, and Terra Secured Income Fund, dated January 1, 2016 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

2.2
Agreement and Plan of Merger by and among the registrant, Terra Capital Advisors, LLC, Terra Secured Income Fund Merger Sub 2, LLC, and Terra Secured Income Fund 2, LLC, dated January 1, 2016 (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

2.3
Agreement and Plan of Merger by and among the registrant, Terra Capital Advisors, LLC, Terra Secured Income Fund Merger Sub 3, LLC, and Terra Secured Income Fund 3, LLC, dated January 1, 2016 (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

2.4
Agreement and Plan of Merger by and among the registrant, Terra Capital Advisors, Terra Capital Advisors 2, Terra Secured Income Fund 4, LLC, and Terra Secured Income Fund 4, LLC, dated January 1, 2016 (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

2.5
Contribution Agreement by and among Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, the registrant, and Terra Property Trust, Inc., dated January 1, 2016 (incorporated by reference to Exhibit 2.5 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

Exhibit No.	Description and Method of Filing

2.6
Amendment No. 1 to the Contribution Agreement by and among Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, the registrant, and Terra Property Trust, Inc., dated December 31, 2016 (incorporated by reference to Exhibit 2.5 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

3.1
Amended and Restated Limited Liability Company Agreement of the registrant, dated January 1, 2016 (incorporated by reference to Exhibit 2.5 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2017

TERRA SECURED INCOME FUND 5, LLC

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)