Form 10-Q
period 2017-09-30
Terra Secured Income Fund 5, LLC
filed 2017-11-13
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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

As of November 13, 2017, the registrant had 6,697.5 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $277,456,081 and $291,468,567, respectively)	$277,326,857	$290,419,317
Cash and cash equivalents	167,784	41,520
Due from Terra Property Trust, Inc.	25,000	—
Other assets	4,542	7,447
Total assets	$277,524,183	$290,468,284

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$189,685	$441,388
Due to Terra Property Trust, Inc.	—	438,249
Other liabilities	21,697	—
Distributions payable	—	2,243
Total liabilities	211,382	881,880
Commitments and contingencies (Note 6)
Members’ capital:
Managing member	—	—
Non-managing members	277,312,801	289,586,404
Total members’ capital	277,312,801	289,586,404
Total liabilities and members’ capital	$277,524,183	$290,468,284

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income — controlled
Dividend income	$4,448,792	$9,824,336	$15,703,171	$25,042,346
Investment income
Other operating income	111	614	1,064	8,571
Total investment income	4,448,903	9,824,950	15,704,235	25,050,917
Operating expenses
Professional fees	104,100	269,635	431,465	549,211
Merger transaction fees	—	—	—	388,692
Other	3,448	(38,342)	35,761	52,954
Total operating expenses	107,548	231,293	467,226	990,857
Net investment income	4,341,355	9,593,657	15,237,009	24,060,060
Net change in unrealized depreciation on investment — controlled	428,032	(730,673)	920,026	(1,400,694)
Net increase in members’ capital resulting from operations	$4,769,387	$8,862,984	$16,157,035	$22,659,366

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Nine Months Ended September 30, 2017 and 2016

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(23,127,464)	(23,127,464)
Capital redemptions	—	(5,303,174)	(5,303,174)
Increase in members’ capital resulting from operations:
Net investment income	—	15,237,009	15,237,009
Net change in unrealized depreciation on investment	—	920,026	920,026
Net increase in members’ capital resulting from operations	—	16,157,035	16,157,035
Balance, September 30, 2017	$—	$277,312,801	$277,312,801

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2016	$—	$122,208,698	$122,208,698
Capital contributions from Merger	—	155,751,516	155,751,516
Capital contributions, net of selling commissions and dealer manager fees of $1,277,916	—	25,598,261	25,598,261
Capital distributions	—	(22,949,286)	(22,949,286)
Capital redemptions	—	(6,771,430)	(6,771,430)
Increase in members’ capital resulting from operations:
Net investment income	—	24,060,060	24,060,060
Net change in unrealized depreciation on investment	—	(1,400,694)	(1,400,694)
Net increase in members’ capital resulting from operations	—	22,659,366	22,659,366
Balance, September 30, 2016	$—	$296,497,125	$296,497,125

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$16,157,035	$22,659,366
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Purchase of common stock of Terra Property Trust, Inc.	—	(10,000,000)
Cash transferred to Terra Property Trust, Inc.	—	(5,034,571)
Return of capital on investment	14,012,486	315,730
Net change in unrealized depreciation on investment	(920,026)	1,400,694

Changes in operating assets and liabilities:
Interest receivable	—	351,883
Other assets	898	(129,397)
Due to Manager	—	(705,389)
Accounts payable and accrued expenses	(251,702)	(5,339,803)
Due to Terra Property Trust, Inc.	(463,249)	—
Taxes payable	—	(621,177)
Interest payable	—	(172,051)
Net cash provided by operating activities	28,535,442	2,725,285

Cash flows from financing activities:
Proceeds from capital contributions, net of selling commissions and dealer manager fees	—	25,598,261
Distributions paid	(23,129,410)	(22,949,286)
Payments for capital redemptions	(5,279,768)	(10,198,413)
Cash acquired in the Merger	—	3,480,981
Net cash used in financing activities	(28,409,178)	(4,068,457)

Net increase (decrease) in cash and cash equivalents	126,264	(1,343,172)
Cash and cash equivalents at beginning of period	41,520	1,862,798
Cash and cash equivalents at end of period	$167,784	$519,626

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$681,033
Cash paid for interest	$—	$—

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

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments
September 30, 2017 (unaudited) and December 31, 2016

As of September 30, 2017 and December 31, 2016, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	September 30, 2017			December 31, 2016
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$277,456,081	$277,326,857	100.1%	$291,468,567	$290,419,317	100.3%

The following table presents a schedule of loans held for investment by Terra Property Trust, the Company’s wholly-owned subsidiary, as of September 30, 2017:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,141,204	$2,124,927	0.8%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	1,600,000	1,633,817	1,619,625	0.6%
	Total US - AL						3,700,000	3,775,021	3,744,552	1.4%
US - CA	Palmer City-Core Stockton Street, LLC	Preferred equity investment	Hotel	12.0%	1/17/2014	12/17/2017	4,325,000	4,368,250	4,367,145	1.6%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	52,986,912	53,494,280	53,637,569	19.3%
	L.A. Warner Hotel Partners, LLC (3)(4)(5)	Preferred equity investment	Hotel	12.0%	7/25/2014	8/4/2018	32,100,000	32,669,975	32,417,458	11.7%
	TSG-Parcel 1, LLC (3)(5)(6)(7)	First mortgage	Land	12.0%	7/10/2015	10/10/2017	18,000,000	18,180,000	18,174,048	6.6%
	SparQ Mezz Borrower, LLC (8)	Mezzanine loan	Multifamily	12.0%	9/29/2017	10/1/2020	—	—	—	—%
	Total US - CA						107,411,912	108,712,505	108,596,220	39.2%
US - DE	BPG Office Partners III/IV LLC (3)(4)(5)	Mezzanine loan	Office	13.5%	6/5/2015	6/5/2018	10,000,000	10,091,154	10,096,628	3.6%
US - FL	1100 Biscayne Management Holdco, LLC (3)(5)(7)	Mezzanine loan	Hotel	12.0% current 3.0% PIK	4/24/2015	10/9/2017	15,809,601	15,954,054	15,952,786	5.8%
	37 Gables Member LLC (4)(5)	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,795,947	5,800,317	2.1%
	Greystone Gables Holdings Member LLC (4)(5)	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	503,995	504,375	0.2%
	RS JZ 2700 NW2, LLC (3)(5)	First mortgage	Land	12.0%	9/1/2016	12/1/2017	21,360,000	21,569,263	21,575,419	7.8%
	Total US - FL						43,419,601	43,823,259	43,832,897	15.9%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	4,250,000	4,487,398	4,286,112	1.5%
	OHM Atlanta Owner, LLC (5)(6)(9)	First mortgage	Land	12.0%	6/20/2017	6/20/2018	24,500,000	24,724,490	24,724,490	8.9%
	Total US - GA						28,750,000	29,211,888	29,010,602	10.4%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,688,171	3,059,033	1.1%
US - MA	150 Blackstone River Road, LLC	Mezzanine loan	Industrial	8.5%	9/21/2017	9/6/2027	7,000,000	7,000,000	7,000,000	2.5%
US - NC	Milestone Greensboro Holdings, LLC (4)(5)	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	3,500,000	3,540,614	3,534,591	1.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Loans Held for Investment as of September 30, 2017 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment — non-controlled:
US - NY	Cape Church Mezz, LLC (3)(4)(5)	Mezzanine loan	Multifamily	12.0%	3/15/2016	7/15/2019	$16,663,302	$16,797,445	$16,730,367	6.0%
	140 Schermerhorn Street Mezz LLC (5)(6)	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,115,355	15,130,717	5.5%
	575 CAD I LLC	Mezzanine loan	Land	12.0% current 2.5% PIK	1/31/2017	8/1/2019	9,280,360	9,350,309	9,352,034	3.4%
	WWML96MEZZ, LLC	Mezzanine loan	Multifamily	13.0%	12/18/2015	12/31/2018	7,687,862	7,753,121	7,767,565	2.8%
	WWML96, LLC	Preferred equity investment	Multifamily	13.0%	12/18/2015	12/31/2018	1,438,384	1,450,594	1,447,064	0.5%
	Total US - NY						50,069,908	50,466,824	50,427,747	18.2%
US - OR	Pollin Hotels PDX Mezzanine, LLC (4)(5)	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,225,052	5,240,101	1.9%
US - PA	Millennium Waterfront Associates, L.P.	First mortgage	Land	12.0%	7/2/2015	12/29/2017	14,150,000	14,291,500	14,290,080	5.2%
US - SC	High Pointe Mezzanine Investments, LLC (4)(5)	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,396,889	3,428,790	1.2%
US - TN	Kingsport 925-Mezz LLC (4)(5)	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,138,451	3,120,351	1.1%
US - TX	Northland Museo Member, LLC (4)(5)	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	3,967,600	4,072,570	1.5%
	Austin H. I. Owner LLC (3)(5)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,523,928	3,539,140	1.3%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	2,689,038	2,919,386	2,729,307	1.0%
	Total US - TX						10,189,038	10,410,914	10,341,017	3.8%
US - UT	NB Factory JV, LLC (5)(6)	Preferred equity investment	Student housing	15.0%	6/29/2017	6/26/2020	3,595,670	3,595,670	3,595,670	1.2%
US - WA	The Bristol at Southport, LLC (5)(9)	Preferred equity investment	Multifamily	10.0% current 2.0% PIK	9/22/2017	10/1/2022	22,500,000	22,623,164	22,685,693	8.2%
US - Various	Nelson Brothers Professional Real Estate, LLC (7)	Facility	Various	15.0%	8/31/2016	1/27/2018	8,000,000	8,080,000	8,078,999	2.9%
	Total loans held for investment — non-controlled:						325,986,129	330,071,076	330,082,971	119.1%

	Loan held for investment through participation interest — non-controlled (10):
US - PA	KOP Hotel XXXI Mezz LP (3)(5)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,562	1,820,502	0.7%
	Total loan held for investment through participation interest — non-controlled						1,800,000	1,804,562	1,820,502	0.7%

	Total gross loans held for investment						327,786,129	331,875,638	331,903,473	119.7%
	Obligations under participation agreements (3)(4)(6)(9)(10)						(70,020,950)	(70,992,661)	(70,910,091)	(25.6)%
	Net loans held for investment						$257,765,179	$260,882,977	$260,993,382	94.1%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2017 (unaudited) and December 31, 2016

___________________________

(1)
Because there is no readily available market for these loans, the fair values of these loans are approved in good faith by Terra Income Advisors, LLC (the “Manager”) pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $277.3 million as of September 30, 2017.

(3)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by the Manager.

(5)
The loan participations from Terra Property Trust do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Loans Held for Investments.

(6)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by the Manager.

(7)	The maturity date of this loan was extended subsequent to September 30, 2017.

(8)
On September 29, 2017, Terra Property Trust entered into agreement with the borrower to provide funding commitment of up to $8.7 million. As of September 30, 2017, none of the commitment has been funded.

(9)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by a subsidiary of the Manager.

(10)	Terra Property Trust purchased its interest in this loan from Terra Income Fund 6, Inc. through a participation agreement.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2017 (unaudited) and December 31, 2016

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2016:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	15.0%	4/7/2012	8/1/2022	$2,100,000	$2,145,498	$2,120,737	0.7%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	15.0%	4/7/2012	8/1/2022	1,600,000	1,637,463	1,615,800	0.6%
	Total US - AL						3,700,000	3,782,961	3,736,537	1.3%
US - CA	Palmer City-Core Stockton Street, LLC	Preferred equity investment	Hotel	12.0%	1/17/2014	12/17/2017	4,325,000	4,368,250	4,369,096	1.5%
	Encino Courtyard Mezzanine, LLC (3)	Mezzanine loan	Retail	13.5%	12/19/2012	1/6/2023	2,500,000	2,609,852	2,529,828	0.9%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	50,450,061	50,902,766	50,924,056	17.4%
	L.A. Warner Hotel Partners, LLC (4)(5)	Preferred equity investment	Hotel	13.3%	7/25/2014	8/4/2017	20,000,000	20,579,513	20,201,344	7.0%
	SD Carmel Hotel Partners, LLC (3)(4)(5)	Preferred equity investment	Hotel	12.0%	3/13/2015	1/31/2017	6,000,000	6,059,398	6,059,398	2.1%
	TSG-Parcel 1, LLC (4)(5)(6)	First mortgage	Land	12.0%	7/10/2015	4/10/2017	18,000,000	18,180,000	18,178,193	6.3%
	Total US - CA						101,275,061	102,699,779	102,261,915	35.2%
US - DE	BPG Office Partners III/IV LLC (4)(5)	Mezzanine loan	Office	13.0%	6/5/2015	6/5/2018	10,000,000	10,082,308	10,123,340	3.5%
US - FL	Beach Resort Management, LLC	Mezzanine loan	Hotel	13.0%	7/16/2012	8/1/2017	4,500,000	4,518,850	4,517,228	1.6%
	CGI Mezz 55MM, LLC (3)(4)(5)	Mezzanine loan	Mixed use	12.0% current 2.0% PIK	8/21/2014	9/6/2019	3,593,947	3,619,217	3,610,816	1.2%
	1100 Biscayne Management Holdco, LLC (4)(5)	Mezzanine loan	Hotel	12.0% current 3.0% PIK	4/24/2015	10/9/2017	15,359,671	15,488,644	15,257,412	5.2%
	Caton Mezz, LLC (3)(4)(5)	Mezzanine loan	Office	12.0% current 2.0% PIK	7/27/2015	1/27/2017	5,160,404	5,210,404	5,189,222	1.8%
	37 Gables Member LLC	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,791,644	5,797,477	2.0%
	Greystone Gables Holdings Member LLC	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	503,621	504,128	0.2%
	RS JZ 2700 NW2, LLC	First mortgage	Land	12.0%	9/1/2016	12/1/2017	19,620,000	19,795,534	19,800,927	6.8%
	Total US - FL						54,484,022	54,927,914	54,677,210	18.8%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	4,250,000	4,604,941	4,387,683	1.5%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,683,938	3,039,674	1.0%
US - MA	Phoenix CR 2012A, LLC, Phoenix CR 2012B, LLC, & Phoenix CR 2012C, LLC	Mezzanine loan	Multifamily	12.0%	7/27/2012	8/11/2022	4,000,000	4,112,275	4,071,618	1.4%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2016 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment — non-controlled:
US - NC	Milestone Greensboro Holdings, LLC	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	$3,500,000	$3,551,028	$3,550,732	1.2%
US - NJ	Essence 144 Urban Renewal, LLC	First mortgage	Multifamily	12.0%	1/14/2015	3/14/2017	22,639,955	22,865,291	22,864,082	7.9%
US - NY	Cape Church Mezz, LLC	Mezzanine loan	Multifamily	12.0%	3/15/2016	7/15/2019	15,207,664	15,323,482	15,341,724	5.3%
	140 Schermerhorn Street Mezz LLC	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,105,343	15,118,900	5.2%
	WWML96MEZZ, LLC	Mezzanine loan	Multifamily	13.0%	12/18/2015	12/31/2018	4,075,585	4,106,941	4,104,596	1.4%
	WWML96, LLC	Preferred equity investment	Multifamily	13.0%	12/18/2015	12/31/2018	1,303,583	1,313,612	1,281,507	0.4%
	Total US - NY						35,586,832	35,849,378	35,846,727	12.3%
US - OR	Pollin Hotels PDX Mezzanine, LLC	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,356,923	5,324,812	1.8%
US - PA	PHL Hotel Partners, LLC	Preferred equity investment	Hotel	13.0%	10/8/2013	11/1/2017	3,742,000	3,779,420	3,772,758	1.3%
	Millennium Waterfront Associates, L.P.	First mortgage	Land	12.0%	7/2/2015	1/2/2017	13,980,000	14,119,800	14,118,397	4.9%
	Total US - PA						17,722,000	17,899,220	17,891,155	6.2%
US - SC	High Pointe Mezzanine Investments, LLC	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,441,697	3,176,165	1.1%
US - TN	Kingsport 925-Mezz LLC	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,208,266	3,111,362	1.1%
	315 JV, LLC (6)	Mezzanine loan	Office	12.0% current 3.0% PIK	11/15/2013	5/28/2017	6,877,843	6,971,219	6,935,693	2.4%
	Total US - TN						9,877,843	10,179,485	10,047,055	3.5%
US - TX	Northland Museo Member, LLC	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	3,946,771	4,051,342	1.4%
	Austin H. I. Owner LLC (4)(5)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,521,769	3,549,105	1.2%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	2,689,038	2,951,669	2,794,286	1.0%
	Total US - TX						10,189,038	10,420,209	10,394,733	3.6%
US - Various	Capital Square Realty Advisors, LLC	Facility	Various	13%-14%	12/17/2013	7/29/2017	15,500,000	15,643,328	15,643,328	5.4%
	Nelson Brothers Professional Real Estate, LLC	Facility	Various	15.0%	8/31/2016	7/27/2017	8,000,000	8,073,342	8,073,342	2.8%
	Total US - Various						23,500,000	23,716,670	23,716,670	8.2%
	Total loans held for investment — non-controlled:						311,424,751	316,174,017	315,110,108	108.5%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2017 (unaudited) and December 31, 2016

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2016 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment through participation interests — non-controlled (7):
US - NY	QPT 24th Street Mezz LLC (4)(5)	Participation in mezzanine loan	Land	12.0% current 2.0% PIK	12/15/2015	6/15/2017	12,780,220	12,897,391	12,897,392	4.5%
US - PA	KOP Hotel XXXI Mezz LP (4)(5)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,135	1,847,839	0.6%
	Total loans held for investment through participation interest — non-controlled						14,580,220	14,701,526	14,745,231	5.1%

	Total gross loans held for investment						326,004,971	330,875,543	329,855,339	113.6%
	Obligations under participation agreements (4)(6)						(32,635,785)	(32,986,194)	(32,904,955)	(11.3)%
	Net loans held for investment						$293,369,186	$297,889,349	$296,950,384	102.3%

___________________________

(1)	Because there is no readily available market for these loans, the fair values of these loans are approved in good faith by the Manager pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $290.4 million as of December 31, 2016.

(3)	This loan was repaid in full.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by the Manager.

(5)
The loan participations from Terra Property Trust do not qualify for sale accounting under ASC Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Loans Held for Investments.

(6)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by the Manager.

(7)	Terra Property Trust purchased its interests in these loans from Terra Income Fund 6, Inc. through participation agreements.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

The Company will continue in existence until December 31, 2023; however, the Company expects to be terminated or to consummate an alternative liquidity transaction on or prior to the five-year anniversary of the completion of the Company’s original offering, which was January 31, 2015, unless extended for up to a maximum of two one-year extensions at the discretion of the Manager, in order to facilitate an orderly liquidation or to consummate such alternative liquidity transaction.

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

Notes to Consolidated Financial Statements (Unaudited)

Equity Investment in Terra Property Trust

Equity investment in Terra Property Trust represents the Company’s equity interest in Terra Property Trust, which was initially recorded at cost. Subsequent to the asset contribution, the equity investment is reported, at each reporting date, at fair value on the consolidated statements of financial condition. Change in fair value is reported in net change in unrealized appreciation or depreciation on investment on the consolidated statements of operations.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2017 and 2016, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company will adopt this standard on January 1, 2018 using the cumulative effect transition method. The Company is evaluating the impact of ASU 2014-09 but does not currently believe that the application of ASU 2014-09 will have a material impact on its consolidated financial statements and disclosures.

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

Notes to Consolidated Financial Statements (Unaudited)

financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for the Company beginning on January 1, 2018. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on the Company’s consolidated financial statements and disclosures as the Company does not have any lease arrangements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements and disclosures.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The Company adopted the amendments to Regulation S-X on August 1, 2017. The adoption did not have a material impact on its consolidated financial statements and disclosures.

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

The following table presents a summary of the Company’s investment at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
Investment	Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
14,912,990 common shares of Terra Property Trust, Inc.	$277,456,081	$277,326,857	100.1%	$291,468,567	$290,419,317	100.3%

For the three months ended September 30, 2017 and 2016, the Company received approximately $13.1 million and $9.6 million of dividends from Terra Property Trust, respectively, of which $8.7 million and none were returns of capital, respectively. For the nine months ended September 30, 2017 and 2016, the Company received approximately $29.7 million and $25.4 million of dividends from Terra Property Trust, respectively, of which $14.0 million and $0.3 million were returns of capital, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2017	December 31, 2016
Carrying value of investments	$331,875,638	$330,683,840
Other assets	79,469,290	53,966,401
Total assets	411,344,928	384,650,241
Mortgage loan payable and obligations under participation agreements	(105,051,385)	(66,855,038)
Accounts payable, accrued expenses and other liabilities	(28,725,822)	(26,203,277)
Total liabilities	(133,777,207)	(93,058,315)
Stockholder’s equity	$277,567,721	$291,591,926

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$9,651,677	$14,408,350	$28,197,274	$37,395,488
Expenses	(4,598,716)	(4,584,017)	(12,379,894)	(12,493,517)
Realized gain on investments	(604,169)	—	(114,209)	140,375
Net income	$4,448,792	$9,824,333	$15,703,171	$25,042,346

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

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$277,326,857	$277,326,857

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$290,419,317	$290,419,317

Changes in Level 3 investment for the nine months ended September 30, 2017 and 2016 were as follows:

	Equity Investment in Terra Property Trust
	Nine Months Ended September 30,
	2017	2016
Beginning balance	$290,419,317	$—
Shares of Terra Property Trust common stock received in exchange for the Company’s consolidated portfolio of net assets	—	288,259,804
Shares of Terra Property Trust common stock purchased	—	10,000,000
Return of capital	(14,012,486)	(315,730)
Net change in unrealized depreciation on investment	920,026	(1,400,694)
Ending balance	$277,326,857	$296,543,380
Net change in unrealized depreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$920,026	$(1,400,694)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2017 and 2016, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2017 and December 31, 2016 due to their short-term nature.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	September 30, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$277,326,857	Discounted cash flow	Discount rate	2.56%	15.00%	12.71%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2016
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$290,419,317	Discounted cash flow	Discount rate	9.09%	15.96%	12.19%

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

Consent Solicitation

Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of the manager, served as the dealer manager for the consent solicitation on the Merger, and was paid a voting advisory fee of $750 per initial unit sold to members in the Terra Funds and a dealer manager fee of 0.5% of the aggregate offering price of the units originally issued by the Terra Funds. Most of these fees were re-allowed to participating dealers. The Terra Funds also incurred costs for legal, accounting, and other professional services in connection with the consent solicitation. For the nine months ended September 30, 2016, the Company incurred $0.4 million of merger transaction costs.

Rights Offering

In connection with the Merger, the Company offered existing members of the Terra Funds the opportunity to invest in the Company through purchase of additional membership units (the “Rights Offering”). Terra Capital Markets served as the dealer manager for the sale of the Company’s membership units and received compensation of 3% in selling commission, 1% in dealer manager fees and a 1% broker dealer fee. Most of these fees are re-allowed to independent broker dealers and financial advisors. These fees amounted to approximately $1.3 million for the nine months ended September 30, 2016 and have been deducted from capital contributions received as selling commissions and dealer manager fees.

Operating Agreement

The Company entered into an operating agreement, as amended, with the Manager whereby the Manager is responsible for the Company’s day-to-day operations. The operating agreement, as amended, is scheduled to terminate on December 31, 2023 unless the Company is dissolved earlier. Starting January 1, 2016, the Company conducts all of its real estate lending business through Terra Property Trust. As such, Terra Property Trust is responsible for management compensation paid and operating expenses reimbursed to the Manager pursuant to a management agreement with the Manager.

Notes to Consolidated Financial Statements (Unaudited)

Due from Terra Property Trust

As of September 30, 2017, amount due from Terra Property Trust was $0.03 million, related to a professional fee invoice the Company paid on its behalf. As of December 31, 2016, there was no amount due from Terra Property Trust.

Due to Terra Property Trust

As of September 30, 2017, there was no amount due to Terra Property Trust. As of December 31, 2016, approximately $0.4 million was due to Terra Property Trust, as reflected on the consolidated statements of financial condition, primarily related to an adjustment to the contribution of the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust on January 1, 2016.

Dividend Income

As discussed in Note 3, for the three months ended September 30, 2017 and 2016, the Company received approximately $13.1 million and $9.6 million of distributions from Terra Property Trust, respectively, of which $8.7 million and none was a return of capital, respectively. For the nine months ended September 30, 2017 and 2016, the Company received approximately $29.7 million and $25.4 million of distributions from Terra Property Trust, respectively, of which $14.0 million and $0.3 million was a return of capital, respectively.

Note 5. Significant Risk Factors

In the normal course of business, the Company enters into transactions in various financial instruments. The Company’s financial instruments are subject to, but are not limited to, the following risks:

Market Risk

The Company’s loans through Terra Property Trust are highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of the loans may be difficult, as there generally will be no established markets for these loans. As the Company’s loans were carried at fair value with fair value changes recognized in the consolidated statements of operations, all changes in market conditions would directly affect the Company’s members’ capital.

Credit Risk

Credit risk represents the potential loss that Terra Property Trust would incur if the borrowers failed to perform pursuant to the terms of their obligations to Terra Property Trust. Thus, the value of the underlying collateral, the creditworthiness of the borrower or other counterparty, and the priority of Terra Property Trust’s lien on the borrower’s assets are of importance. Terra Property Trust minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, Terra Property Trust employs an asset management approach and monitors the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, DSCR and the debt yield. Terra Property Trust also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Concentration Risk

Terra Property Trust holds real estate related loans. Thus, the loan portfolio of Terra Property Trust may be subject to a more rapid change in value than would be the case if Terra Property Trust maintained a wide diversification among industries, companies and types of loans. The result of such concentration in real estate assets is that a loss in such loans could materially reduce Terra Property Trust’s capital.

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

Prepayment Risk

Prepayments can either positively or adversely affect the yields on loans. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond Terra Property Trust’s control, and consequently, such prepayment rates cannot be predicted with certainty. If Terra Property Trust does not collect a prepayment fee in connection with a prepayment or is unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, Terra Property Trust may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios, Terra Property Trust may fail to recoup fully its cost of acquisition of certain loans.

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

Note 7. Members’ Capital

As of September 30, 2017 and December 31, 2016, the Company had 6,697.5 units and 6,826.5 units outstanding, respectively. The net asset value per unit was $41,405 and $42,423 as of September 30, 2017 and December 31, 2016, respectively.

Capital Contributions

As of January 31, 2015, the offering period ended and the Company stopped accepting capital contributions.

In connection with the Merger between the Terra Funds, original membership units of Terra Funds 1 through 4 were exchanged for 3,206.7 Continuing Income Units (regular units in the Company) and 463.6 Termination Units (membership interest in the Company offered to members of Terra Funds 1 through 4 who wish to enter the liquidation phase of their investments). The Company also offered existing members of the Terra Funds the opportunity to invest in the Company through the Rights Offering. For the nine months ended September 30, 2016, the Company sold 573.3 units and received capital contributions of approximately $25.6 million, net of selling commissions and dealer manager fees.

Capital Distributions

At the discretion of the Manager, the Company may make distributions from net cash flow from operations, net disposition proceeds, or other cash available for distribution. Distributions are made to holders of Continuing Income Units in proportion to their unit holdings until they receive a return of their initial Deemed Capital Contribution, as defined in the operating agreement, plus a preferred return ranging from 8.5% to 9.0% depending on the historical preferred return applicable to their Terra Fund units, after which time distributions are made 15% to the Manager which the Company referred to as the carried interest distribution, and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the Rights Offering is 8.5%.

In addition, holders of Termination Units receive monthly distributions at a fixed rate of 6.0% per annum of the Unreturned Invested Capital, as defined in the operating agreement.

For the nine months ended September 30, 2017 and 2016, the Company made total capital distribution to non-manager members of $23.1 million and $22.9 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units will be redeemed on the original expected liquidation dates of the funds. For the nine months ended September 30, 2017, 121.1 Termination Units of Terra Fund 3 were redeemed for $5.0 million. For the nine months ended September 30, 2016, 161.3 Termination Units of Terra Fund 1 were redeemed for $6.8 million. These Termination Units were redeemed at book value as defined in the amended and restated operating agreement. Additionally, for the nine months ended September 30, 2017, 7.9 units of Continuing Income Units were redeemed for $0.3 million. For the nine months ended September 30, 2016, the Company also paid $3.4 million to members the Manager was unable to establish their continuation to qualify as “accredited investors” under the Securities Act of 1933, as amended, and to members holding their interests through a qualified ERISA plan to redeem their units.

The following table presents a summary of the Termination Units outstanding as of September 30, 2017:

Fund	Number of Units	Scheduled Redemption Date
Terra Fund 4	50.4	July 2018

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2017 and December 31, 2016, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,826.5	6,826.5	—	2,878.9	2,878.9
Units issued in the Merger	—	—	—	—	3,670.4	3,670.4
Units admitted through the Rights Offering	—	—	—	—	573.3	573.3
Early redemption of Continuing Income Units	—	(7.9)	(7.9)	—	—	—
Termination Units redeemed	—	(121.1)	(121.1)	—	(161.3)	(161.3)
Units outstanding, end of period	—	6,697.5	6,697.5	—	6,961.3	6,961.3

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2017 and 2016. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Per unit operating performance:
Net asset value per unit, beginning of period	$42,423	$42,451
Increase in members’ capital from operations (1):
Net investment income	2,240	3,469
Net change in unrealized depreciation on investment	135	(202)
Total increase in members’ capital from operations	2,375	3,267
Distributions to member (2):
Capital distributions	(3,401)	(3,309)
Net decrease in members’ capital resulting from distributions	(3,401)	(3,309)
Capital share transactions:
Other (3)	8	181
Net increase in members’ capital resulting from capital share transactions	8	181
Net asset value per unit, end of period	$41,405	$42,590

	Nine Months Ended September 30,
	2017	2016
Ratios to average net assets:
Expenses (4)	0.22%	0.40%
Net investment income	7.13%	10.99%

IRR, beginning of period	5.43%	0.34%
IRR, end of period	6.07%	4.91%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,801 units and 6,935 units for the nine months ended September 30, 2017 and 2016, respectively.

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

(4)	Total expenses used for calculating the ratio included $0.4 million of merger transaction fees for the nine months ended September 30, 2016, which are non-recurring expenses.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s loan portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Fixed Rate		Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	32	1	1	33	19	33
Principal balance	$274,799,217		$52,986,912	$327,786,129	70,020,950	$257,765,179
Amortized cost	278,381,358		53,494,280	331,875,638	70,992,661	260,882,977
Fair value	278,265,904		53,637,569	331,903,473	70,910,091	260,993,382
Weighted average coupon rate	12.60%		9.73%	12.13%	12.49%	11.99%
Weighted-average remaining terms (year)	1.68		0.44	1.48	1.26	1.54

	December 31, 2016
	Fixed Rate	Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	37	1	38	11	38
Principal balance	$275,554,910	$50,450,061	$326,004,971	32,635,785	$293,369,186
Amortized cost	279,781,074	50,902,766	330,683,840	32,986,194	297,697,646
Fair value	278,931,283	50,924,056	329,855,339	32,904,955	296,950,384
Weighted average coupon rate	12.98%	9.19%	12.38%	12.96%	12.33%
Weighted-average remaining terms (year)	1.42	1.19	1.39	1.35	1.37
_______________

(1)
This loan pays an annual coupon rate of London Interbank Offered Rate (“LIBOR”) plus 8.5% with a LIBOR floor of 0.5%. Coupon rate shown was determined using the applicable annual coupon rate as of September 30, 2017 and December 31, 2016.

Portfolio Information

The tables below detail the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	September 30, 2017				December 31, 2016
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$106,946,912	$107,981,096	$108,124,338	41.4%	$117,890,016	$118,995,391	$119,018,338	40.1%
Mezzanine loans	89,335,269	90,756,354	90,821,211	34.8%	118,524,437	121,037,421	120,466,609	40.6%
Preferred equity investments	53,482,998	54,065,527	53,968,834	20.7%	47,415,691	48,229,921	47,838,821	16.1%
Other (1)	8,000,000	8,080,000	8,078,999	3.1%	9,539,042	9,626,616	9,626,616	3.2%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$257,765,179	$260,882,977	$260,993,382	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)	Other includes $8.0 million of unused cash from a credit facility at September 30, 2017 and $9.5 million of unused cash from two credit facilities at December 31, 2016.

	September 30, 2017				December 31, 2016
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Multifamily	$71,765,501	$72,775,385	$72,426,060	27.8%	$83,510,933	$85,021,199	$84,556,067	28.5%
Office	57,382,912	57,930,352	58,076,047	22.3%	69,506,033	70,159,209	70,158,868	23.6%
Land	53,960,000	54,486,816	54,486,769	20.8%	53,746,133	54,255,486	54,258,353	18.2%
Hotel	53,922,152	54,641,489	54,562,580	20.9%	66,351,287	67,557,902	67,077,247	22.6%
Industrial	7,000,000	7,000,000	7,000,000	2.7%	—	—	—	—%
Student housing	5,734,614	5,968,935	6,362,927	2.4%	5,700,000	6,125,635	6,215,839	2.1%
Mixed use	—	—	—	—%	2,515,758	2,533,450	2,527,566	0.9%
Other (1)	8,000,000	8,080,000	8,078,999	3.1%	12,039,042	12,236,468	12,156,444	4.1%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$257,765,179	$260,882,977	$260,993,382	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)
Other includes $8.0 million of unused cash from a credit facility at September 30, 2017 and $9.5 million of unused cash from two credit facilities at December 31, 2016. Other also includes $2.5 million of retail properties as of December 31, 2016.

	September 30, 2017				December 31, 2016
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$90,816,912	$91,818,221	$91,838,599	35.2%	$89,925,061	$91,165,200	$90,798,926	30.5%
New York	37,805,463	38,107,156	38,068,216	14.5%	37,032,965	37,324,858	37,315,430	12.6%
Florida	34,529,152	34,851,771	34,858,786	13.3%	49,122,324	49,520,673	49,320,018	16.6%
Washington	20,250,000	20,360,848	20,417,124	7.8%	—	—	—	—%
Pennsylvania	15,410,000	15,554,693	15,564,431	6.0%	18,982,000	19,162,115	19,184,642	6.5%
Georgia	15,250,000	15,588,190	15,386,904	5.9%	4,250,000	4,604,941	4,387,683	1.5%
Texas	7,651,038	7,879,004	7,764,279	3.0%	9,139,038	9,363,678	9,330,002	3.1%
Massachusetts	7,000,000	7,000,000	7,000,000	2.7%	4,000,000	4,112,275	4,071,618	1.4%
Delaware	4,396,000	4,436,072	4,438,478	1.7%	7,000,000	7,057,616	7,086,338	2.4%
Alabama	3,700,000	3,775,021	3,744,552	1.4%	3,844,445	3,928,742	3,882,318	1.3%
Oregon	3,140,000	3,273,511	3,290,784	1.3%	5,000,000	5,356,923	5,324,812	1.8%
North Carolina	2,198,000	2,222,837	2,219,723	0.9%	4,921,404	4,985,576	4,985,280	1.7%
Tennessee	1,884,000	1,966,718	1,959,580	0.8%	9,877,843	10,179,485	10,047,055	3.4%
New Jersey	—	—	—	—%	22,639,955	22,865,291	22,864,082	7.7%
Virginia	—	—	—	—%	6,675,510	6,737,238	6,737,238	2.3%
Arizona	—	—	—	—%	5,719,598	5,772,487	5,772,487	1.9%
Other (1)	13,734,614	14,048,935	14,441,926	5.5%	15,239,043	15,752,251	15,842,455	5.3%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$257,765,179	$260,882,977	$260,993,382	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)
Other includes $8.0 million of unused cash from a credit facility, $2.7 million of properties in Indiana, $1.9 million of properties in South Carolina and $1.1 million of properties in Utah at September 30, 2017. Other includes $9.5 million of unused cash from two credit facilities, $2.7 million of properties in Indiana and $3.0 million of properties in South Carolina at December 31, 2016.

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

Market Risk

Terra Property Trust’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of Terra Property Trust’s loans may be difficult, as there generally will be no established markets for these loans.

Credit Risk

Credit risk represents the potential loss that Terra Property Trust would incur if the borrowers failed to perform pursuant to the terms of their obligations to Terra Property Trust. Terra Property Trust minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, Terra Property Trust employs an asset management approach and monitor the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, debt service coverage ratio, and the debt yield. Terra Property Trust also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Concentration Risk

Terra Property Trust holds real estate-related loans. Thus, its loan portfolio may be subject to a more rapid change in value than would be the case if it were required to maintain a wide diversification among industries, companies and types of loans. The result of such concentration in real estate assets is that a loss in such loans could materially reduce Terra Property Trust’s capital.

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

Prepayment Risk

Prepayments can either positively or adversely affect the yields on Terra Property Trust’s loans. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If Terra Property Trust does not collect a prepayment fee in connection with a prepayment or are unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, Terra Property Trust may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios Terra Property Trust may fail to recoup fully its cost of acquisition of certain loans.

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

Results of Operations
The following table presents the comparative results of our operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Investment income
Dividend income	$4,448,792	$9,824,336	$(5,375,544)	$15,703,171	$25,042,346	$(9,339,175)
Other operating income	111	614	(503)	1,064	8,571	(7,507)
Total investment income	4,448,903	9,824,950	(5,376,047)	15,704,235	25,050,917	(9,346,682)
Operating expenses
Professional fees	104,100	269,635	(165,535)	431,465	549,211	(117,746)
Merger transaction fees	—	—	—	—	388,692	(388,692)
Other	3,448	(38,342)	41,790	35,761	52,954	(17,193)
Total operating expenses	107,548	231,293	(123,745)	467,226	990,857	(523,631)
Net investment income	4,341,355	9,593,657	(5,252,302)	15,237,009	24,060,060	(8,823,051)
Net change in unrealized depreciation on investment	428,032	(730,673)	1,158,705	920,026	(1,400,694)	2,320,720
Net increase in members’ capital resulting from operations	$4,769,387	$8,862,984	$(4,093,597)	$16,157,035	$22,659,366	$(6,502,331)

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended September 30, 2017 and 2016, we received distributions of $13.1 million and $9.6 million, respectively, or $0.88 and $0.65 per share, respectively, from Terra Property Trust, of which $4.4 million and $9.6 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $8.7 million and none was recorded as return of capital, respectively. The $5.4 million decrease in Terra Property Trust’s net income was primarily due to (i) $3.6 million of prepayment fee income received from one loan during the three months ended September 30, 2016 as the borrower repaid the loan two years before the scheduled maturity date; (ii) a decrease in net interest income of 0.8 million as a result of lower weighted average principal balance and lower weighted average coupon rate; and (iii) operating income of $0.5 million for three months ended September 30, 2016 from Terra Park Green Members, LLC (“Terra Park Green”), a wholly-owned subsidiary of Terra Property Trust that owned two commercial office building parks and the related operations, which was subsequently sold in November 2016. The $8.7 million increase in return of capital was primarily due to the decrease in Terra Property Trust’s net income as well as additional cash needed to redeem Terra Fund 3’s Termination Units.

For the nine months ended September 30, 2017 and 2016, we received distributions of $29.7 million and $25.4 million, respectively, or $1.99 and $1.71 per share, respectively, from Terra Property Trust, of which $15.7 million and $25.0 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $14.0 million and $0.3 million was recorded as return of capital, respectively. The $9.3 million decrease in Terra Property Trust’s net income was primarily due to (i) $3.6 million of prepayment fee income received from one loan during the three months ended September 30, 2016 as the borrower repaid the loan two years before the scheduled maturity date; (ii) a decrease in net interest income of 3.7 million as a result of lower weighted average principal balance, lower weighted average coupon rate and the suspension of $1.2 million of net interest income accrual on two loans as discussed in “Annualized Net Effective Yield” below; and (iii) operating income of $1.5 million for nine months ended September 30, 2016 from Terra Park Green which was subsequently sold in November 2016. The $13.7 million increase in return of capital was primarily due to the decrease in Terra Property Trust’s net income as well as additional cash needed to redeem Terra Fund 3’s Termination Units.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and mortgage loan payable. The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loans	$314,920,884	12.1%	$318,263,084	12.5%
Obligations under participation agreements	(68,234,833)	12.5%	(24,792,000)	13.2%
Mortgage loan payable	(34,000,000)	5.7%	(34,000,000)	5.8%
Net loans	$212,686,051	13.0% (1)	$259,471,084	13.3% (1)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loans	$338,889,294	12.0%	$309,970,724	12.8%
Obligations under participation agreements	(52,385,371)	12.4%	(22,848,289)	13.4%
Mortgage loan payable	(36,928,955)	5.7%	(30,435,055)	5.8%
Net loans	$249,574,968	12.8% (1)	$256,687,380	13.6% (1)
_______________

(1)
Represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, the decrease in weighted average coupon rate was due to an increase in investments in senior loans, which are typically larger principal-balance loans paying lower levels of interest reflecting the lower perceived risk due to their senior position in the borrower's capital structure as compared to investments in subordinated loans, as well as the new subordinated loans we originated and purchased during the current periods have coupon rates that are lower than those of the maturing subordinated loans.

Annualized Net Effective Yield

The following table presents a calculation of Terra Property Trust’s annualized net effective yield on its net loan portfolio for the periods presented:

	Three Months Ended September 30,
	2017	2016	Change
Interest income	$9,598,478	$9,245,815	$352,663
Interest expense — obligations under participation agreements	(2,001,349)	(839,996)	(1,161,353)
Interest expense — mortgage loan payable	(625,477)	(503,466)	(122,011)
Net interest income	$6,971,652	$7,902,353	$(930,701)

Weighted average carrying value of gross loans	$320,242,875	$325,305,778	$(5,062,903)
Weighted average carrying value of obligations under participation agreements	(69,032,326)	(25,292,536)	(43,739,790)
Weighted average carrying value of mortgage loan payable	(33,921,185)	(33,736,918)	(184,267)
Weighted average carrying value of net loans	$217,289,364	$266,276,324	$(48,986,960)

Annualized net effective yield (1)	12.7%	12.7%	—%

	Three Months Ended September 30,
	2017	2016	Change
Senior loans
Weighted average carrying value of net loans	$84,784,385	$71,433,279	$13,351,106
Annualized net effective yield (1)	11.4%	12.7%	(1.3)%
Subordinated loans
Weighted average carrying value of net loans	$132,504,979	$194,843,045	$(62,338,066)
Annualized net effective yield (1)	13.4%	12.6%	0.8%

	Nine Months Ended September 30,
	2017	2016	Change
Interest income	$27,721,062	$29,008,206	$(1,287,144)
Interest expense — obligations under participation agreements	(4,712,165)	(2,321,418)	(2,390,747)
Interest expense — mortgage loan payable	(2,021,006)	(1,174,968)	(846,038)
Net interest income	$20,987,891	$25,511,820	$(4,523,929)

Weighted average carrying value of gross loans	$345,427,543	$318,048,375	$27,379,168
Weighted average carrying value of obligations under participation agreements	(56,230,271)	(23,284,885)	(32,945,386)
Weighted average carrying value of mortgage loan payable	(36,737,795)	(26,701,336)	(10,036,459)
Weighted average carrying value of net loans	$252,459,477	$268,062,154	$(15,602,677)

Annualized net effective yield (1)	11.4%	12.8%	(1.4)%

Senior loans
Weighted average carrying value of net loans	$104,279,060	$61,575,436	$42,703,624
Annualized net effective yield (1)	9.2%	13.0%	(3.8)%
Subordinated loans
Weighted average carrying value of net loans	$148,180,417	$206,486,718	$(58,306,301)
Annualized net effective yield (1)	12.8%	12.6%	0.2%
_______________

(1)
Represents the annualized net interest income divided by the weighted average carrying value of net loans during the period. We do not annualize one-time transaction fee income and expenses such as net origination fee income or expenses and net exit fee income or expenses.

The following table presents the components of the annualized net effective yield on Terra Property Trust’s net loan portfolio:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net contractual interest income (1)	12.7%	13.3%	(0.6)%	12.5%	13.5%	(1.0)%
Non-collection of interest income, net (2)	—%	—%	—%	(0.5)%	—%	(0.5)%
Amortization of net purchase premium (3)	(0.1)%	(0.6)%	0.5%	(0.5)%	(0.7)%	0.2%
Net transaction fee income (expense)	0.1%	—%	0.1%	(0.1)%	—%	(0.1)%
Total	12.7%	12.7%	—%	11.4%	12.8%	(1.4)%
_______________

(1)	The decrease was primarily due to a decrease in weighted average coupon rate (see “Net Loan Portfolio” above).

(2)
The increase was primarily due to a decrease in amortization of net purchase premium as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 became substantially amortized.

(3)
During the nine months ended September 30, 2017, Terra Property Trust did not receive interest income payment of $1.2 million, net of interest expense on obligations under participation agreements, on a senior loan and a subordinated loan. In July 2017, the principal balances of these two loans were repaid in full.

Professional Fees

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, professional fees decreased by $0.2 million and $0.1 million, respectively, primarily due to professional fees incurred in 2016 related to the additional SEC financial statement audit and reporting requirements in relation to the initial filing of our registration statement on Form 10.

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

For the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, there were no merger transaction fees recorded. For the nine months ended September 30, 2016, we recorded additional merger transaction fees of $0.4 million.

Net Change in Unrealized Depreciation on Investment

Net change in unrealized appreciation or depreciation on investment reflects the change in Terra Property Trust’s net loan portfolio value during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. There may be fluctuations in unrealized gains and losses of the portfolio as loans within the portfolio approach their respective maturity dates and fair value premiums are amortized or discounts are accreted to each loan’s respective collectible value. In addition, the unrealized gains or losses in the portfolio may fluctuate over time due to changes in the market yields or carrying value adjustments such as the amortization or accretion of premiums, discounts, origination fees, and exit fees.

2017 — For the three and nine months ended September 30, 2017, we recorded a decrease in unrealized depreciation on investment of $0.4 million and $0.9 million, respectively, primarily due to the amortization of a substantial portion of the net purchase premiums recognized in connection with the Merger in 2016, which reduced the carrying value of the loans.

2016 — For the three and nine months ended September 30, 2016, we recorded an increase in unrealized depreciation on investment of $0.7 million and $1.4 million, respectively, primarily due to amortization of fair value premiums on loans within the portfolio as they neared their respective maturity dates, which reduced the fair value of the loans.

Net Increase in Members’ Capital Resulting from Operations

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, the resulting net increase in members’ capital results from operations decreased by $4.1 million and $6.5 million, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members and, to a lesser extent, redeeming Terra Fund 4 Termination Units for approximately $2.1 million. “Termination Units” refer to the membership interest in our fund that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s expected loan and liability maturities during the next twelve months include the sole mortgage loan payable with a principal amount of $34.0 million which matures in March 2018, assuming no extensions, and obligations under participation agreements totaling $43.6 million. The first mortgage loan held by Terra Property Trust has a coupon rate of LIBOR plus 8.5%, the borrowings under the mortgage loan incurred to finance the asset bear interest at an annual rate of LIBOR plus 5.25%, and the weighted average net interest spread between the yield on the first mortgage loan and the cost of funds under the mortgage loan payable was 2.26% for the nine months ended September 30, 2017. Terra Property Trust expects to use proceeds from the repayment of the corresponding investments to repay the mortgage loan payable and participation obligations. Additionally, Terra Property Trust expects to fund approximately $27.4 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

Cash Flows Provided by Operating Activities

2017 — For the nine months ended September 30, 2017, cash flows provided by operating activities were $28.5 million, primarily due to $29.7 million of dividends received from Terra Property Trust, of which $14.0 million was recorded as a return of capital.

2016 — For the nine months ended September 30, 2016, cash flows provided by operating activities were $2.7 million, primarily due to $25.4 million of dividends received from Terra Property Trust, of which $0.3 million was recorded as a return of capital, partially offset by (i) $10.0 million used to purchase shares of common stock of Terra Property Trust; (ii) the payment of $5.3 million related to merger transaction fees that were accrued; (iii) $5.0 million of cash transferred to Terra Property Trust in connection with the Merger; (iv) $0.7 million reimbursed to the Manager for merger transaction fees paid; and (v) a $0.6 million of state and local tax paid in connection with the filing of the 2015 tax returns.

Cash Flows used in Financing Activities

2017 — For the nine months ended September 30, 2017, cash flows used in financing activities was $28.4 million, consisting of distributions paid to members of $23.1 million and cash of $5.3 million used to primarily redeem Terra Fund 3 Termination Units.

2016 — For the nine months ended September 30, 2016, cash flows used in financing activities was $4.1 million, primarily due to distributions paid to members of $22.9 million and cash used for capital redemptions of $10.2 million, of which $6.8 million was used to redeem Terra Fund 1 Termination Units and $3.4 million was paid to other redeeming members. These cash outflows were partially offset by $25.6 million of proceeds from capital contributions from the offering concurrent with the Merger, net of selling commissions and dealer manager fees, and cash of $3.5 million acquired in the Merger.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2017 and 2016, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and nine months ended September 30, 2017 and 2016, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations
Our wholly-owned subsidiary, Terra Property Trust, currently pays the following fees to the Manager pursuant to a management agreement:

Origination Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related loans, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, the Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension. The origination fee is offset by the amount of any origination fee received by Terra Property Trust from borrowers.

Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each real estate-related loan and cash held by Terra Property Trust.

Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each real estate related loan then held by Terra Property Trust (inclusive of closing costs and expenses).

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by us from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra Property Trust takes ownership of a property as a result of a workout or foreclosure of a loan, Terra Property Trust will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

Transaction Breakup Fee. In the event that Terra Property Trust receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the Manager with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, Terra Property Trust reimburses the Manager for operating expenses incurred in connection with services provided to the operations of Terra Property Trust, including Terra Property Trust’s allocable share of the Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the Manager in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Origination fee expense (1)	$624,255	$734,706	$2,381,562	$2,396,149
Asset management fee	785,748	948,372	2,397,595	2,482,315
Asset servicing fee	152,047	227,101	529,535	602,662
Operating expenses reimbursed to Manager	725,197	838,287	2,425,699	2,516,849
Disposition fee (2)	197,614	44,879	798,333	451,980
Total	$2,484,861	$2,793,345	$8,532,724	$8,449,955
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We will adopt this standard on January 1, 2018 using the cumulative effect transition method. We are evaluating the impact of ASU 2014-09 but do not currently believe that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for us beginning on January 1, 2018. We are currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. This ASU is not expected to have any impact on our consolidated financial statements and disclosures as we do not have any lease arrangements.

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

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. We adopted the amendments to Regulation S-X on August 1, 2017. The adoption did not have a material impact on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact these changes will have on our consolidated financial statements and disclosures.

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
As of September 30, 2017, Terra Property Trust had one investment with a principal balance of approximately $53.0 million that provides for interest income indexed to LIBOR, with a LIBOR floor of 0.5%. Additionally, Terra Property Trust had approximately $34.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 5.25%. A decrease of 1% in LIBOR would decrease our annual net interest expense by approximately $0.03 million and an increase of 1% in LIBOR would increase our annual net interest income by approximately $0.2 million.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the nine months ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements.”
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
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

2.6
Amendment No. 1 to the Contribution Agreement by and among Terra Secured Income Fund, LLC, Terra Secured Income Fund 2, LLC, Terra Secured Income Fund 3, LLC, Terra Secured Income Fund 4, LLC, the registrant, and Terra Property Trust, Inc., dated December 31, 2016 (incorporated by reference to Exhibit 2.6 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

3.1
Amended and Restated Limited Liability Company Agreement of the registrant, dated January 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

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

Date: November 13, 2017

TERRA SECURED INCOME FUND 5, LLC

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer, Chief Operating Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)