Form 10-K
period 2017-12-31
Terra Secured Income Fund 5, LLC
filed 2018-03-07
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-55780
Terra Secured Income Fund 5, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0967526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices)
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934: None.
Securities registered pursuant to section 12(g) of the Securities Exchange Act of 1934: Units of Limited Liability Company Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 7, 2018, the registrant had 6,697.4 units of limited liability company interests outstanding.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K, the terms: “we,” “us,” “our,” “our Fund” and the “Company” refer to Terra Secured Income Fund 5, LLC, a Delaware limited liability company, together with its subsidiaries, including Terra Property Trust, Inc., our indirect wholly-owned subsidiary through which we conduct substantially all of our business and which we refer to as our “REIT subsidiary.” Additionally the following defined terms are used in this annual report on Form 10-K.

•	“Termination Units” refer to the membership interest in our Fund that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments;

•	“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners;

•	“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, a subsidiary of Terra Capital Partners;

•	“Terra Capital Markets” refers to Terra Capital Markets, LLC, an affiliate of Terra Capital Partners;

•	“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•
“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra Fund 4” refers to Terra Secured Income Fund 4, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra International” refers to Terra Income Fund International; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC;

•	“Terra Fund Advisors” or our “Manager” refers to Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners;

•	“Terra Funds” refer to Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4 and our Fund, collectively;

•	“Terra Income Advisors” refers to Terra Income Advisors, LLC, an affiliate of Terra Capital Partners;

•	“Terra Income Advisors 2” refers to Terra Income Advisors 2, LLC, an affiliate of Terra Capital Partners;

•	“Terra Property Trust 2” refers to Terra Property Trust 2, Inc., a subsidiary of Terra Fund 7;

•	“Terra REIT Advisors” or the “REIT Manager” refers to Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; and

•
“units” refer to regular units of limited liability company interest in our Fund which were issued to members in Terra Funds 1 through 4 in the REIT formation transactions (as defined below) and to subscribers in the concurrent private placement.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this annual report on Form 10-K may include, but are not limited to, statements as to:

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

ii

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our investments;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; the REIT Manager; Terra Capital Partners; Terra Fund 1; Terra Fund 2; Terra Fund 3; Terra Fund 4; Fund 5 International; Terra International; Terra Fund 7; our REIT subsidiary; Terra Property Trust 2, Inc., a subsidiary of Terra Fund 7; Terra Capital Advisors; Terra Capital Advisors 2; Terra Income Advisors 2; or any of their affiliates;

•	our dependence on our Manager and the availability of its senior management team and other personnel;

•
liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company or an initial public offering and listing of the shares of common stock of our REIT subsidiary on a national securities exchange, and the timing of any such transactions;

•
actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•
limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and our REIT subsidiary to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•	the degree and nature of our competition.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Members are advised to consult any additional disclosures that we may make directly to members or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

iii

PART I
Item 1. Business.

Overview

We are a real estate finance company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our investments finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on smaller, middle market loans in the approximately $3 million to $50 million range which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments and conduct substantially all of our real estate lending business through our REIT subsidiary, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our objectives.

As of December 31, 2017, through our REIT subsidiary, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 34 investments in 17 states with an aggregate net principal balance of $278.0 million, a weighted average coupon rate of 12.23%, a weighted average loan-to-value ratio of 67.54% and a weighted average remaining term to maturity of 1.47 years. The portfolio is diversified across loan products, property types and geographies.

We are managed by Terra Fund Advisors or our Manager, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our REIT subsidiary’s investment activities are externally managed by Terra REIT Advisors, a private investment firm affiliated with us, pursuant to a management agreement dated February 8, 2018. Under the terms of the management agreement, the REIT Manager provides certain services to our REIT subsidiary and our REIT subsidiary pays fees associated with such services.

We believe there are compelling opportunities available to us in the commercial real estate lending market as a result of high demand for property financing, constraints on the availability of credit from banks and other traditional commercial mortgage lenders due to the regulatory environment, and a generally conservative real estate credit culture that evolved in response to the 2008 financial crisis. Demand for property acquisition and development financing continues to be fueled by improving economic conditions, population growth and the adaptive re-use of properties to accommodate new technologies and lifestyles. In addition, there continues to be a large volume of commercial real estate loans that mature each year that require refinancing proceeds. The confluence of these conditions — reduced lending by traditional lenders and increased demand for commercial real estate financing — has created opportunities for experienced alternative lenders such as us, particularly those with a focus on providing subordinate and bridge financing.

We believe that we are well positioned to capitalize on these opportunities through our relationship with our Manager and Terra Capital Partners. Our management team maintains extensive relationships within the real estate industry, including real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We leverage the many years of experience and well-established contacts of our management team, and use these relationships for the benefit of our members.

On January 1, 2016, Terra Funds 1 through 4 merged with subsidiaries of our Fund, which in turn contributed the consolidated portfolio of net assets of the Terra Funds to our REIT subsidiary. We elected to engage in the merger transactions, which we refer to as the “REIT formation transactions,” to make our investments through our REIT subsidiary and provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

Our Manager intends to treat our Fund as a partnership and not as an association or “publicly traded partnership,” taxed as a corporation for U.S. federal income tax purposes. Our REIT subsidiary has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. So long as our REIT subsidiary qualifies as a REIT, it generally is not subject to U.S. federal income tax on its net taxable income to the extent that it annually distributes all of its net taxable income to its stockholders. We also operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

The Axar Transaction

As described in our current report on Form 8-K filed with the SEC on February 14, 2018, on February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of our REIT subsidiary, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of our company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to Terra Fund 6, to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an affiliate (“Axar”) of Axar Capital Management L.P. (“Axar Capital Management”), a Delaware limited partnership, entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which Axar acquired from the respective owners thereof:

•	a 49% economic interest in Terra Fund Advisors;

•	a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and

•
an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the 1940 Act) of Terra Fund 6 of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6, and upon the satisfaction of certain other conditions.

On October 13, 2017, the board of directors of our REIT subsidiary, which had up to that time consisted of Simon J. Mildé, Bruce D. Batkin and Gregory M. Pinkus, was expanded to five members, with Gregory M. Pinkus having resigned and with Michael L. Evans, John S. Gregorits and Jeffrey M. Altman, all of whom the board determined qualified as independent directors pursuant to the rules and standards of the New York Stock Exchange and our REIT subsidiary’s corporate governance standards, being appointed to our REIT subsidiary’s board of directors. The Axar Transaction was approved unanimously by the independent directors of our REIT subsidiary and the independent directors of Terra Fund 6, with each having formed a special committee to evaluate the Axar Transaction.

The transaction agreements contemplate that Bruce D. Batkin, Terra Capital Partners’ Chief Executive Officer, Daniel Cooperman, its Chief Originations Officer, and Gregory M. Pinkus, its Chief Financial Officer, will continue in their current roles with Terra Capital Partners, while Simon J. Mildé (who was the Chairman of the board of directors of Terra Capital Partners) became Vice Chairman of the board of directors of Terra Capital Partners. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of our REIT subsidiary and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and our REIT subsidiary. Simon J. Mildé and Bruce D. Batkin have entered into five-year employment agreements with Terra Capital Partners and Vikram S. Uppal has entered into a two-year employment agreement with Terra Capital Partners. The employment agreements contain customary non-compete and non-solicit restrictive covenants. In addition, in connection with the Axar Transaction, Axar received certain approval rights over certain major decisions impacting Terra Fund Advisors and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of our REIT subsidiary. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby Terra REIT Advisors). For additional information related to the Axar Transaction, including the voting agreement entered into in respect of the shares of common stock of our REIT subsidiary owned by our company, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Voting Agreement” in this annual report on Form 10-K.

Our Manager and Terra Capital Partners

Our sole managing member is our Manager, which is registered as an investment adviser under the Advisers Act.

Our Manager is a subsidiary of Terra Capital Partners, a real estate finance and investment firm that focuses primarily on the origination and management of mezzanine loans, first mortgage loans and preferred equity investments in all major commercial property types. Since its formation in 2001 and its commencement of operations in 2002 Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the U.S. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by vehicles managed by Terra Capital Partners from January 2004 through December 31, 2017 aggregate approximately $1.0 billion in principal loan balance and relate to more than 345 properties composed of approximately 11.0 million square feet of office properties, 5.5 million square feet of infill land, 3.4 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,086 hotel rooms and 23,674 apartment units, with an aggregate gross appraisal value of $6.5 billion as of the respective closing dates. None of the financings extended by Terra Capital Partners and its affiliates to date have required foreclosure or suffered any loss of principal. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and will be beneficial should our Manager need to foreclose on a property underlying a financing.

Terra Capital Partners is jointly owned by an affiliate of Axar Capital Management and by our senior management team. Axar is an investment manager registered under the Advisers Act with over $800 million in assets under management, headquartered in New York City and founded by Andrew M. Axelrod, Axar focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar’s senior real estate team has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management LP. Axar has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisors and senior lenders.

Terra Capital Partners is led by Bruce D. Batkin (Chief Executive Officer), Andrew M. Axelrod (Chairman), Simon J. Mildé (Vice Chairman), Vikram S. Uppal (Chief Investment Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel J. Cooperman (Chief Originations Officer). Messrs. Batkin, Mildé and Cooperman have worked together as a team at Terra Capital Partners for 15 years, building on their prior experience in commercial real estate investment, finance, development and asset management. Messrs. Axelrod and Uppal assumed their current roles in February 2018. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management, LP, Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch, Donaldson, Lufkin and Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V.

Objective and Strategy

Our primary investment objectives are to:

•	preserve our members’ capital contributions;

•	realize income from our investments; and

•	make monthly distributions to our members from cash generated by investments.

We focus on providing commercial real estate loans to creditworthy borrowers that generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital.

We may deploy modest amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, credit facilities, repurchase agreements and other debt instruments. Although we are not required to maintain any particular leverage ratio or leverage limitation, we expect that our leverage will generally not exceed 30% of the value of our total assets on a portfolio basis. In addition, if the borrower in one of our mezzanine, preferred equity or other subordinated investments defaults on the senior loan, we may incur leverage to service and/or purchase the senior loan and avoid a default on that senior loan to which our loan would be subject, or to pay miscellaneous expenses incurred in curing the default. See “Item 1. Business — Our Financing Strategy” in this annual report on Form 10-K for additional information about our leverage strategy.

The management team of our Manager has extensive experience in originating, managing and disposing of real estate-related loans. Our Manager seeks to:

•	focus on middle market loans of approximately $3 million to $50 million;

•	originate loans not exceeding 80% of the current value of the underlying property;

•	focus on the origination of new loans;

•	originate loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	provide diversification by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold loans until maturity unless, in our Manager’s judgment, market conditions warrant earlier disposition.

Our Financing Strategy

We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed REIT formation transactions is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We expect to deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, credit facilities, repurchase agreements and other credit facilities. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. However, we expect to continue to focus a large percentage of our asset allocation on mezzanine loans and preferred equity investments, and as such will not be heavily reliant on structuring asset level financing, such as repurchase agreements and sales of senior tranches of notes to generate our return objectives. Although we are not required to maintain any particular leverage ratio or leverage limitation, we expect that our leverage will generally not exceed 30% of the value of our total assets on a portfolio basis. Our use of less than 30% portfolio leverage as well as short term maturities allows flexibility in structuring our investments without an outsized focus on matching floating rate liabilities. We believe this allows us to obtain a premium coupon from borrowers in return for structuring fixed, versus floating rate coupons. As of December 31, 2017, we did not have outstanding borrowings. As of December 31, 2017, our REIT subsidiary had outstanding indebtedness, consisting of borrowings under a mortgage loan, of approximately $34.0 million. Additionally, our REIT subsidiary had obligations under participation agreements with an aggregate outstanding principal amount of approximately $75.1 million as of December 31, 2017. However, our REIT subsidiary does not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer.) With its larger size and enhanced access to capital and capital flexibility, our REIT subsidiary expects to deemphasize its use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K.

Targeted Assets

Real Estate-Related Loans

We originate, structure, fund and manage commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the U.S. We may acquire equity participations in the underlying collateral of some of such loans. Our Manager structures, underwrites and originates most if not all of our investments. Our Manager uses what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, our Manager is able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower and utilize our own documentation. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the U.S. that meet our investment strategy. As a result of the current credit market disruption related to the most recent recession and the decrease in capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy these types of loans from third-parties on favorable terms will continue to be attractive.

Mezzanine Loans.    These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2017, our REIT subsidiary owned 20 mezzanine loans with a total net principal amount of $101.1 million, which constituted 36.4% of its net investment portfolio.

Preferred Equity Investments.    These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2017, our REIT subsidiary owned nine preferred equity investments with a total net principal amount of $67.6 million, which constituted 24.3% of its net investment portfolio.

First Mortgage Loans.   These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. Our Manager originates current-pay first mortgage loans backed by high-quality properties in the U.S. that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 60%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third party financing for a portion of the loan or optimize returns which may include retained origination fees.

First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2017, our REIT subsidiary owned five first mortgage loans with a total net principal amount of $109.2 million, which constituted 39.3% of its portfolio.

Subordinated Mortgage Loans (B-notes).    B-notes include structurally subordinated mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one to five) or long-term (up to 10 year), may be fixed or floating rate and are predominantly current-pay loans. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages, or buy these loans directly from third-party originators. As a result of the current credit market disruption related to the most recent recession and the decrease in capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy these types of loans from third-parties on favorable terms will continue to be attractive.

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2017, our REIT subsidiary did not own any B-notes.

Equity Participations.    In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2017, our REIT subsidiary did not own any equity participations.

Other Real Estate-Related Investments.    Under the terms of the management agreement, our Manager has the right to invest in other real estate-related investments, which may include Commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of principal on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2017, our REIT subsidiary did not own any other real estate-related investments.

Term and Liquidity

Our amended and restated operating agreement provides that our existence will continue until December 31, 2023, unless sooner terminated. However, we expect that prior to such date we will consummate a liquidity transaction, which may include an orderly liquidation of our assets or an alternative liquidity event such as a sale of our company or an IPO and listing of our REIT subsidiary’s shares of common stock on a national securities exchange. Our Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of our members.

Competition

We compete with REITs, numerous regional and community banks, specialty finance companies, savings and loan associations and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of our targeted assets suitable for purchase, which may cause the price for such assets to rise.

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help us assess origination and acquisition risks and determine appropriate pricing for potential assets. The more conservative underwriting standards used by many large commercial banks and traditional providers of commercial real estate capital following the 2008 downturn has and, and we believe, will continue to constrain the lending capacity of these institutions. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors — New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns” in this annual report on Form 10-K.

Staffing

Our sole managing member is our Manager. We conduct substantially all of our business through our REIT subsidiary, which is supervised by its board of directors consisting of eight directors. Our REIT subsidiary has entered into a management agreement with the REIT Manager pursuant to which certain services are provided by the REIT Manager and paid for by our REIT subsidiary. The REIT Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees. See “Item 10. Directors, Executive Officers and Corporate Governance” in this annual report on Form 10-K.

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge.
Item 1A. Risk Factors.

Investing in our units involves a high degree of risk. Investors should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. In that case, the value of our units could decline, and members may lose some or all of their investment. Some statements in this section constitute forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Business

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our investors.

We will be subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect our results of operations, cash flow and returns to our investors.

Our real estate-related loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.

The real estate-related loans we make or invest in are at risk of defaults caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the real estate-related loans will remain at the levels existing on the dates of origination of such loans. If the values of the underlying properties drop, our risks will increase and the value of our investments may decrease.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the real estate-related loans and other assets we originate or acquire may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments will be selected by our Manager or its affiliates and our unitholders will not have input into investment decisions.

Our investments will be selected by our Manager or its affiliates and our unitholders will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in our units, as we may make investments with which you may not agree. Our Manager or its affiliates intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager or its affiliates to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our unitholders, and could cause the value of our units to decline. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager or its affiliates will uncover all relevant facts or that any particular investment will be successful.

From time to time, before appropriate real estate-related investments can be identified, our Manager or its affiliates may choose to have us invest in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our REIT subsidiary's intention to maintain its qualification as a REIT. These short-term, non-real estate-related investments, if any, are expected to provide a lower net return than we will seek to achieve from investments in real estate-related loans and other commercial real estate assets. Furthermore, when our Manager or its affiliates does identify suitable real estate-related loans and other commercial real estate assets that are the types of assets which we target, you will be unable to influence the decision of our Manager or its affiliates ultimately to invest in, or refrain from investing in, such assets.

Our Manager’s due diligence of potential real estate-related loans and other commercial real estate assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in our assets, which could lead to investment losses.

Before making an investment, our Manager or its affiliates calculates the level of risk associated with the real estate-related loans and other commercial real estate assets to be originated or acquired based on several factors which include the following: top-down reviews of both the current macroeconomic environment generally and the real estate and commercial real estate loan market specifically; detailed evaluation of the real estate industry and its sectors; bottom-up reviews of each individual investment’s attributes and risk/reward profile relative to the macroeconomic environment; and quantitative cash flow analysis and impact of the potential investment on our portfolio. In making the assessment and otherwise conducting customary due diligence, we employ standard documentation requirements and require appraisals prepared by local independent third-party appraisers selected by us. Additionally, we seek to have borrowers or sellers provide representations and warranties on loans we originate or acquire, and if we are unable to obtain representations and warranties, we factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

If our Manager or its affiliates underestimates the borrower’s credit analysis, we may experience losses.

Our Manager or its affiliates values our real estate-related loans based on an initial credit analysis and the investment’s expected risk-adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the loans, and the estimated impact of these losses on expected future cash flows. The loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager or its affiliates underestimates the losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

The use of underwriting guideline exceptions in the loan origination process may result in increased delinquencies and defaults.

Although we generally underwrite loans in accordance with pre-determined loan underwriting guidelines, from time to time and in the ordinary course of business, we will make exceptions to these guidelines. On a case by case basis, we may determine that a prospective borrower that does not strictly qualify under our underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include a lower loan-to-value ratio, a higher debt coverage ratio, experience as a real estate owner or investor, higher borrower net worth or liquidity, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

Deficiencies in appraisal quality in the mortgage loan origination process may result in increased principal loss severity.

During the loan underwriting process, appraisals are generally obtained on the collateral underlying each prospective loan. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the loans, which could have a material and adverse effect on our business, results of operations and financial condition.

Our Manager utilizes analytical models and data in connection with the valuation of our real estate-related loans and other commercial real estate assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

As part of the risk management process our Manager or its affiliates uses detailed proprietary models, including loan level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, our Manager or its affiliates uses information, models and data supplied by third parties. Models and data are used to value potential targeted assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager or its affiliates may be induced to buy certain targeted assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Changes in interest rates could adversely affect the demand for our target loans, the value of our loans and CMBS assets and the availability and yield on our targeted assets.

We invest in real estate-related loans and other commercial real estate assets, which are subject to changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our targeted assets available to us, which could adversely affect our ability to originate and acquire assets that satisfy our investment objectives. Rising interest rates may also cause our targeted assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to originate or acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and make distributions may be materially and adversely affected. Conversely, if interest rates decrease, we will be adversely affected to the extent that real estate-related loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our loans and CMBS assets generally will bear, on average, interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the fair market value of our net assets. Additionally, to the extent cash flows from loans and CMBS assets that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new loans and CMBS assets and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

The values of our loans and CMBS assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, or increases or expected increases in voluntary prepayments for those loans and CMBS assets that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income.

Recent market conditions may make it more difficult for us to analyze potential investment opportunities or our portfolio of assets.

Our success depends, in part, on our ability to effectively analyze potential acquisition and origination opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate due to the unprecedented downturn in the real estate market and general economy that began in 2007. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may overpay for an asset or acquire an asset that we otherwise might not acquire, which could have a material and adverse effect on our results of operations and our ability to make distributions to our members.

In addition, as part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio of assets. In conducting our analysis, we rely on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the mortgage market or other developments may change the way that prepayment trends respond to interest rate changes, which may adversely affect our ability to assess the market value of our portfolio of assets, implement our hedging strategies or implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could materially and adversely affect our financial condition, results of operations and our ability to make distributions to our members.

New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.

New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to execute our investment strategy on terms favorable to us. In originating and acquiring our targeted assets, we may compete with other REITs, numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of assets suitable for investment by us, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of our target loans by our competitors may increase the availability of such loans which may result in a reduction of interest rates on these loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of real estate-related loans and establish more relationships than us.

We cannot assure you that the competitive pressures we may face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our targeted assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

The mezzanine loans, preferred equity and other subordinated loans in which we invest involve greater risks of loss than senior loans secured by income-producing commercial properties.

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to such loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our investments in B-notes are generally subject to losses. The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

As part of our whole loan origination platform, we may retain from whole loans we originate or acquire, subordinate interests referred to as B-notes. B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note owners after payment to the A-note owners. In addition, our rights to control the process following a borrower default may be subject to the rights of A-note owners whose interests may not be aligned with ours. B-notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-note investment. Significant losses related to our B-notes would result in operating losses for us and may limit our ability to make distributions to our members.

Our loans are dependent on the ability of the commercial property owner to generate net income from operating the property, which may result in the inability of such property owner to repay a loan, as well as the risk of foreclosure.

Our loans may be secured by office, retail, mixed use, commercial or warehouse properties, and are subject to risks of delinquency, foreclosure and of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	competition from comparable types of properties;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorism, social and political unrest, armed conflict, geopolitical events and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our members. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure can be an expensive and lengthy process, and foreclosing on certain properties where we directly hold the mortgage loan and the borrower’s default under the mortgage loan is continuing could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our loan portfolio may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.

We are not required to observe specific diversification criteria. Therefore, our portfolio of assets may, at times, be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations.

Our investments (originated and acquired) are concentrated in California, New York, Florida, Washington, and Georgia representing approximately 37.5%, 15.7%, 14.4%, 7.3% and 5.7% of our net investment portfolio as of December 31, 2017, respectively. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our units and accordingly reduce our ability to pay dividends to our members.

We expect that a significant portion of the mortgage loans invested in by us may be development mortgage loans on infill land, which are speculative in nature.

We expect that a significant portion of our assets may be mortgage loans for the development of real estate, which will initially be secured by infill land. These types of loans are speculative, because:

•	until improvement, the property may not generate separate income for the borrower to make loan payments;

•	the completion of planned development may require additional development financing by the borrower, which may not be available; and

•	there is no assurance that we will be able to sell unimproved infill land promptly if we are forced to foreclose upon it.

If in fact the land is not developed, the borrower may not be able to refinance the loan and, therefore, may not be able to make the balloon payment when due. If a borrower defaults and we foreclose on the collateral, we may not be able to sell the collateral for the amount owed to us by the borrower. In calculating our loan-to-value ratios for the purpose of determining maximum borrowing capacity, we use the estimated value of the property at the time of completion of the project, which increases the risk that, if we foreclose on the collateral before it is fully developed, we may not be able to sell the collateral for the amount owed to us by the borrower.

Loans to small businesses involve a high degree of business and financial risk, which can result in substantial losses that would adversely affect our business, results of operation and financial condition.

Our operations and activities include loans to small, privately owned businesses to purchase real estate used in their operations or by investors seeking to acquire small office, retail, mixed use or warehouse properties. Additionally, such loans are also often accompanied by personal guarantees. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses.

Our investments may include subordinated tranches of CMBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of commercial loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Any credit ratings assigned to our loans and CMBS assets will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our loan and CMBS assets may be rated by Moody’s Investors Service, by Standard & Poor’s or by Fitch Ratings. Any credit ratings on our loans and CMBS assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Rating agencies may assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans and CMBS assets in the future. In addition, we may originate or acquire assets with no rating or with below investment grade ratings. If the rating agencies take adverse action with respect to the rating of our loans and CMBS assets or if our unrated assets are illiquid, the value of these loans and CMBS assets could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Any disruption in the availability and/or functionality of our technology infrastructure and systems and any failure or our security measures related to these systems could adversely impact our business.

Our ability to originate and acquire real estate-related loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. Some of these systems are located at our facility and some are maintained by third party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, there could be a material and adverse impact on our business, results of operations and financial condition.

Our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, Terra Capital Partners, its affiliates and third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks Related to Regulation

Returns on our real estate-related loans may be limited by regulations.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make or invest in real estate-related loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make or invest in real estate-related loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we invest and could materially increase our cost of doing business.

Various bankruptcy legislation has been proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originator of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the commercial loan market. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we may be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material and adverse effect on our business, results of operation and financial condition.

We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

In response to the financial issues affecting the banking system and financial markets and ongoing concerns of, and threats to, commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (“EESA”) was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act has imposed significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increase capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage backed securities (“MBS”) market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of commercial mortgage loans. Also, the significant changes to Regulation AB could lead to sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of MBS. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau (“CFPB”), which oversees many of the core laws which regulate the mortgage industry, including the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of our targeted assets, both of which may have an adverse effect on our financial condition and results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could adversely impact our ability to timely and accurately prepare our consolidated financial statements.

We are subject to Financial Accounting Standards Board (“FASB”) interpretations that can result in significant accounting changes that could have a material and adverse impact on our results of operations and financial condition. Accounting rules for financial instruments, including the origination, acquisition and sales or securitization of mortgage loans, derivatives, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. For example, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our loans, the likelihood of repayment in full at the maturity of a loan, potential for a loan refinancing opportunity in the future and expected market discount rates for varying property types. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our members.

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information and could materially and adversely affect the market price of our common stock.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of removal of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

Insurance on the properties underlying our loans may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, our borrowers will be responsible for the costs of insurance coverage for the properties we lease, including for casualty, liability, fire, floods, earthquakes, extended coverage and rental or business interruption loss. However, there are certain risks, such as losses from terrorism, that are not generally insured against, or that are not generally fully insured against, because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. Under certain circumstances insurance proceeds may not be sufficient to restore our economic position with respect to an affected property, and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event.

In addition, certain of the properties underlying our loans may be located in areas that are more susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to the properties. If we or our borrowers experience a loss, due to such natural disasters or other relevant factors, that is uninsured or that exceeds policy limits, we could incur significant costs, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Maintenance of our 1940 Act exclusion imposes limits on our operations.

Neither we nor our REIT subsidiary are registered as an investment company under the 1940 Act. If we or our REIT subsidiary were obligated to register as an investment company, we or our REIT subsidiary would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•	limitations on our capital structure or the use of leverage;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, and other rules and regulations that would significantly change our and our REIT subsidiary’s operations.

We and our REIT subsidiary conduct our operations, and intend to continue to conduct our operations, so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Because we are organized as a holding company and conduct our business primarily through our REIT subsidiary, the value of the “investment securities” held by us must be less than 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as we are not engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our REIT subsidiary, we are primarily engaged in the non-investment company businesses of our REIT subsidiary.

Our REIT subsidiary relies on, and certain of its subsidiaries rely on, the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions available to our REIT subsidiary and its subsidiaries (other than Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of our REIT subsidiary’s (and any of its subsidiaries relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and at least 80% of our REIT subsidiary’s (and any of its subsidiaries’, if relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets) as determined in accordance with the 1940 Act and the rules and regulations promulgated thereunder. For purposes of the exclusion provided by Section 3(c)(5)(C) of the 1940 Act, our REIT subsidiary (and any of its subsidiaries relying on Section 3(c)(5)(C)) classifies its investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations our REIT subsidiary (and any of its subsidiaries relying on Section 3(c)(5)(C)) may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets held by our REIT subsidiary (and any of its subsidiaries relying on Section 3(c)(5)(C)). Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us, our REIT subsidiary, or any of its subsidiaries relying on Section 3(c)(5)(C) to lose our or their exclusion from registration, or force us, our REIT subsidiary, or any of its subsidiaries to re-evaluate our or their portfolios and our or their investment strategy. Such changes may prevent us from operating our business successfully.

In order to maintain an exclusion from registration under the 1940 Act, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to its strategy.

Although we monitor the portfolio of our REIT subsidiary and its subsidiaries periodically and prior to each acquisition and disposition, our REIT subsidiary or its subsidiaries may not be able to maintain an exclusion from registration as an investment company. If our REIT subsidiary or its subsidiaries were required to register as an investment company, but failed to do so, our REIT subsidiary or its subsidiaries failing to so qualify would be prohibited from engaging in their business, and legal proceedings could be instituted against our REIT subsidiary or any of its subsidiaries failing to so qualify. In addition, the contracts of our REIT subsidiary or any of its subsidiaries failing to so qualify may be unenforceable, and a court could appoint a receiver to take control of our REIT subsidiary or any of its subsidiaries failing to so qualify and liquidate their business.

Risks Related to Our Management and Our Relationship with Our Manager and its Affiliates

We rely entirely on the management team of our Manager and employees of our Manager or its affiliates for our day-to-day operations.

We have no employees and do not intend to have employees in the future. Our success depends substantially on the efforts and abilities of the management team of our Manager and its affiliates, including Messrs. Batkin, Axelrod, Mildé, Uppal, Hamrick, Pinkus and Cooperman. Messrs. Mildé and Batkin have entered into five-year employment agreements with Terra Capital Partners and Mr. Uppal has entered into a two-year employment agreement with Terra Capital Partners. If our Manager of its affiliates were to lose the benefit of the experience, efforts and abilities of any of these individuals at the expiration of their employment agreement or otherwise, our operating results could suffer.

We face certain conflicts of interest with respect to our operations and our relationship with our Manager.

We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. We may enter into additional transactions with our Manager or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures or co-investments with other affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other affiliates. Future joint venture investments could be adversely affected by our lack of sole decision-making authority, or reliance on our Manager’s and affiliates’ financial condition and liquidity, and disputes between us and our Manager. Certain of these transactions will be subject to certain regulatory restrictions as a result of the 1940 Act or the conditions of an order granting exemptive relief to our affiliate, Terra Fund 6. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

In addition, we rely on our Manager or its affiliates for our day-to-day operations. Our Manager has a contractual, as opposed to a fiduciary, relationship with us that limits its obligations to us. Our Manager and its affiliates may be subject to conflicts of interest in making investment decisions on assets on our behalf as opposed to other entities that have similar investment objectives. Our Manager and its affiliates may have different incentives in determining when to sell assets with respect to which it is entitled to fees and compensation and such determinations may not be in our best interest.

Our Manager or its affiliates serve as manager of certain other funds and investment vehicles, all of which have investment objectives that overlap with ours. In addition, future programs may be sponsored by our Manager and its affiliates and Terra Capital Markets may serve as the dealer manager for these future programs. As a result, our Manager, Terra Capital Markets and their affiliates may face conflicts of interest arising from potential competition with other programs for investors and investment opportunities. There may be periods during which one or more programs managed by our Manager or its affiliates and distributed by Terra Capital Markets or its affiliates will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

The officers of our Manager are also officers of other affiliates of our Manager; therefore, the officers of our Manager will face competing demands based on the allocation of investment opportunities between us and our affiliates.

We rely on the officers of our Manager and its affiliates, Bruce D. Batkin, Andrew M. Axelrod, Simon J. Mildé, Vikram S. Uppal, Stephen H. Hamrick, Gregory M. Pinkus and Daniel J. Cooperman, and the other debt finance professionals of our Manager to identify suitable investments. Certain other companies managed by Terra Capital Partners or its affiliates also rely on many of these same professionals. These funds have similar investment objectives as we do. Many investment opportunities that are suitable for us may also be suitable for other affiliates advised by our Manager or its affiliates.

When the officers of our Manager or its affiliates identify an investment opportunity that may be suitable for us as well as an affiliated entity, they, in their sole discretion, will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager or its affiliates will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager or its affiliates will allocate the investment to the program with uncommitted funds available for the longest period of time or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds. As a result, the officers of our Manager or its affiliates could direct attractive investment opportunities to other affiliated entities or investors. Such events could result in our company acquiring investments that provide less attractive returns, which would reduce the level of distributions we may be able to pay you.

Our Manager, its officers and the real estate-related loan professionals assembled by our Manager or its affiliates will face competing demands relating to their time and this may cause our operations and our investors’ investments to suffer.

We rely on our Manager, its or its affiliates’ officers and on real estate-related loan professionals that our Manager or its affiliates retain to provide services to our company for the day-to-day operation of our business. Messrs. Batkin, Axelrod, Mildé, Uppal, Hamrick, Pinkus and Cooperman are executive officers of our Manager or its affiliates as well as certain other funds managed by Terra Capital Partners. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Batkin, Axelrod, Mildé, Uppal, Hamrick, Pinkus and Cooperman face conflicts of interest in allocating their time between us and other Terra Capital Partners-sponsored programs and other business activities in which they are involved. Should our Manager devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

The compensation that our Manager, or an affiliate of our Manager, receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third-party.

The compensation paid to our Manager and its affiliates for services they provide to us were not determined on an arm’s-length basis. We cannot assure you that a third party unaffiliated with us would not be able to provide such services to us at a lower price.

The base management fee the REIT Manager receives for managing our REIT subsidiary may reduce its incentive to devote its time and effort to seeking attractive assets for our portfolio because the fee is payable regardless of our performance.

Our REIT subsidiary pays the REIT Manager a base management fee regardless of the performance of our portfolio. Our Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions and the value of our units.

We cannot predict the amounts of compensation to be paid to the REIT Manager and its affiliates.

Because the fees that our REIT subsidiary will pay to the REIT Manager and its affiliates are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that our REIT subsidiary will be required to pay these entities. In addition, because key employees of the REIT Manager and its affiliates are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to the REIT Manager and its affiliates reduce funds available for payment of distributions. Because we cannot predict the amount of fees due to these parties, we cannot predict how precisely such fees will impact such payments.

If our Manager or its affiliates causes us to enter into a transaction with an affiliate, our Manager or its affiliates may face conflicts of interest that would not exist if such transaction had been negotiated at arm’s-length with an independent party.

Our Manager and its affiliates may face conflicts of interest if we enter into transactions with an affiliate. In these circumstances, the persons who serve as the management team of our Manager or its affiliates may have a fiduciary responsibility to both us and the affiliate. Transactions between us and such affiliates will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. This conflict of interest may cause our Manager or its affiliates to sacrifice our best interests in favor of its affiliate, thereby causing us to enter into a transaction that is not in our best interest and that may negatively impact our performance.

Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code, which may hinder their ability to achieve our objectives or result in loss of our REIT subsidiary’s qualification as a REIT.

Prior to the completion of the REIT formation transactions, our Manager and its affiliates had no experience operating a REIT or complying with regulatory requirements, including the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have limited experience operating a business in compliance with the numerous technical restrictions and limitations set forth in the Internal Revenue Code or the 1940 Act applicable to REITs. We cannot assure you that our Manager, its affiliates or our management team will perform on our behalf as they have in their previous endeavors. The inexperience of our Manager and its affiliates described above may hinder its ability to achieve our objectives or result in loss of our REIT subsidiary’s qualification as a REIT, or in the payment of taxes and penalties. As a result, we cannot assure you that we will be able to successfully operate as a REIT, execute our business strategies or comply with regulatory requirements applicable to REITs.

Risks Related to Financing and Hedging

Our REIT subsidiary’s board of directors may change our REIT subsidiary’s leverage policy, and/or investment strategy and guidelines, asset allocation and financing strategy, without the consent of its common stockholders.

We expect to deploy moderate amounts of leverage as part of our operating strategy not in excess of 30%. Notwithstanding the foregoing, our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage it utilizes at any time without approval of our unitholders or our REIT subsidiary's stockholders. Depending on market conditions, such borrowings are expected to include credit facilities, repurchase agreements and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to our unitholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. To the extent we use repurchase agreements to finance the purchase of assets, a decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. Any reduction in distributions to our unitholders may cause the value of our units to decline.

Our Manager is authorized to follow broad investment guidelines that have been approved by our REIT subsidiary's board of directors. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our unitholders or our REIT subsidiary's stockholders. This could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this annual report on Form 10-K. These changes could materially and adversely affect us.

We may pursue and not be able to successfully complete securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

We may use credit facilities or repurchase agreements or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDO”s), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

The inability to consummate securitizations of our portfolio to finance our real estate-related loans on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material and adverse effect on our business, financial condition and results of operations.

We may be required to repurchase loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

We may, on occasion, consistent with our REIT subsidiary’s qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax, sell some of our loans in the secondary market or as a part of a securitization of a portfolio of our loans. If we sell loans, we would be required to make customary representations and warranties about such loans to the loan purchaser. Our loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations, if any.

The remedies available to a purchaser of loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance, or UPB. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

Our financing arrangements may contain financial covenants that could restrict our borrowings or subject us to additional risks.

Our financing arrangements may contain various financial and other restrictive covenants, including covenants that require us to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. If we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these agreements, the lender will have the right to accelerate repayment and terminate the facility. Accelerating repayment and terminating the facility will require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

We expect to use borrowings, such as first mortgage financings, credit facilities, repurchase agreements and other credit facilities, as part of our operating strategy. Our use of financings exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

It is possible that the lenders that provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our portfolio of assets. Further, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our short-term borrowing arrangements will be directly related to the lenders’ valuation of our targeted assets that cover the outstanding borrowings.

The dislocations in the mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity.

Repurchase agreements that we may use to finance our assets may restrict us from leveraging our assets as fully as desired, and may require us to provide additional collateral.

We may use repurchase agreements to finance our assets. If the market value of the assets pledged or sold by us under a repurchase agreement borrowing to a financing institution declines, we will normally be required by the financing institution to pay down a portion of the funds advanced, but we may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code.

Further, any financial institutions providing the repurchase facilities may require us to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our unitholders.

As our financings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our unitholders.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our REIT subsidiary’s qualification as a REIT, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, and these economic losses will be reflected in our results of operations. We may also be required to provide margin to our counterparties to collateralize our obligations under hedging agreements. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

If we attempt to qualify for hedge accounting treatment for any derivative instruments, but we fail to so qualify, we may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

If we attempt to qualify for hedge accounting treatment for any derivative instruments, but we fail to so qualify for a number of reasons, including if we use instruments that do not meet the definition of a derivative (such as short sales), if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements, or if our instruments are not highly effective, we may suffer because losses on any derivatives we hold which may not be offset by a change in the fair value of the related hedged transaction.

Risks Related to Owning Our Units

The interests of our company and our unitholders in respect of the matters covered by the voting agreement may differ from or conflict with the interests of our REIT subsidiary, the REIT Manager and its affiliates.

In connection with the Axar Transaction, our company, the REIT Manager and our REIT subsidiary entered into a voting agreement in respect of the shares of common stock of our REIT subsidiary owned by our company (the “Voting Agreement”), which was intended, in part, to provide for continuity on the board of directors of our REIT subsidiary. For additional details related to the Voting Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Voting Agreement”. However, the nomination and voting terms contained in the Voting Agreement give the holders of such rights the ability to exercise substantial influence over our REIT subsidiary and may otherwise limit the ability of the board of directors of the REIT subsidiary to appoint certain members to its board of directors which could adversely impact the composition of the board. In any of these matters, the interests of our company and our unitholders may differ from or conflict with the interests of our REIT subsidiary, the REIT Manager and its affiliates.

Units issued by us that you hold are not freely transferrable; thus investors may not be able to liquidate their investment.

The issuance of our units in the REIT formation transactions and the concurrent private placement were not registered under the Securities Act or the securities laws of any state. Our units were offered in reliance upon an exemption from the registration provisions of the Securities Act and state securities laws applicable only to offers and sales to investors meeting the suitability requirements set forth herein.

Each member has been required to represent that, unless waived by our Manager, he or she (i) is an “accredited investor” within the meaning of Rule 501(a) of the Securities Act at the time of acquisition of the units, (ii) acquired the units for investment and not with a view to distribution or resale, and (iii) understood that our units have not been registered under the Securities Act or any state “blue sky” or securities laws, are not freely transferable, and that such member must bear the economic risk of investment in the units for an indefinite period of time, and the units cannot be sold unless they are subsequently registered or an exemption from such registration is available and such member complies with the other applicable provisions of our amended and restated operating agreement. There is no public market for the units and members cannot expect to be able to liquidate their units in the case of an emergency. Further, the sale of the units may have adverse federal income tax consequences. Our members may not sell, assign or transfer all or a portion of their units without the prior written consent of our Manager, which consent may be withheld in our Manager’s sole and absolute discretion.

The value you may receive upon the occurrence of an alternative liquidity transaction is uncertain, and there can be no assurance that you will receive a full return of your invested capital.

Under our amended and restated operating agreement, our Manager may cause us to consummate an alternative liquidity transaction without the approval of members. If we pursue and consummate an alternative liquidity transaction, the value you will receive upon the occurrence of such transaction will depend on the loans in the portfolio at the time of such transaction, the performance of the loans, market conditions, and other factors. There is no assurance that we will pursue or consummate an alternative liquidity transaction. In addition, if we pursue and consummate an alternative liquidity transaction, we cannot predict the value you will receive in such transaction, nor can we provide any assurance that you will receive a full return of your invested capital.

If we complete an alternative liquidity transaction by pursuing an IPO of our REIT subsidiary’s common stock in the future, you will be subject to additional risks.

Examples of the alternative liquidity transactions that may be available to us include a sale of our REIT subsidiary or an IPO and listing of our REIT subsidiary’s shares on a national securities exchange. If we complete an alternative liquidity transaction that involves our REIT subsidiary becoming a publicly traded company through an IPO or listing of our REIT subsidiary’s shares on an exchange, you will subject to the following additional risks:

Trading Value of our REIT Subsidiary’s Shares: If an alternative liquidity transaction involves our REIT subsidiary becoming a publicly traded company through an IPO or listing of our REIT subsidiary’s shares on an exchange, our REIT subsidiary’s shares will be publicly traded and investors will be able to assess the value of their shares by reference to their public trading prices.

Distributions: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an IPO or listing of our REIT subsidiary on an exchange we do not expect that the distributions investors receive following any such liquidity event would be adversely impacted. Following any such transaction, our REIT subsidiary would be expected to pay regular monthly distributions to its stockholders and would continue to be required to distribute 90% of its taxable income (excluding net capital gains) to its investors each year in order to maintain its qualification as a REIT.

Manager Compensation: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an IPO or listing of our REIT subsidiary, it is expected that our REIT subsidiary will enter into a new management agreement with our Manager or an affiliate of our Manager. The base management fees, incentive distributions or other amounts that would be payable to our Manager in the case of any such transaction are expected to be market based fees determined in the case of any IPO by discussions between our Manager and the underwriters involved in the IPO. Any such fees are expected to be paid in lieu of the fees payable to our Manager by us or our REIT subsidiary. In addition, if in connection with any such alternative liquidity event or other transaction, we distribute shares of our REIT subsidiary to our members, our Manager may be entitled to receive a portion of such distributed shares based on its incentive distribution interest in our Fund, with shares of our REIT subsidiary being valued at the date of distribution at their book value (if distributed prior to an liquidity event), at the IPO price in the case of an IPO (if distributed within 60 days after such IPO) or at the trading value for such shares over the 10-trading period prior to such distribution (if distributed at any time after the expiration of such 60-day period).

Transfer Restrictions: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an IPO or listing of our REIT subsidiary on an exchange, it is expected that, after the expiration of any lock-up period, our members will become the direct owners of shares of our REIT subsidiary by way of a distribution of shares of our REIT subsidiary to our members as described above. Our REIT subsidiary’s shares distributed to members will constitute restricted securities under the Securities Act and will be subject to restrictions on transfer under applicable U.S. securities laws.

Investors’ return may be reduced as a result of the additional expense of operating as a reporting company under the Exchange Act.

We are subject to the periodic and current reporting requirements of the Exchange Act. As a reporting company, we have to comply with a variety of substantive requirements under the Exchange Act that impose, among other things:

•	preparation and filing of current reports on Form 8-K;

•	preparation and filing of quarterly reports on Form 10-Q; and

•	preparation and filing of annual reports on Form 10-K.

We are subject to these reporting and other requirements even though we have not yet completed an IPO or listed our units. Compliance with the Exchange Act will increase our operating expenses, which may reduce our ability to make distributions and the value of our units.

A compulsory redemption could result in adverse tax and economic consequences for members.

Our Manager may, in its sole discretion, require a compulsory redemption of all or a portion of a member’s units or Termination Units, including but not limited to cases in which the ownership of units or Termination Units would result in our assets being deemed “plan assets” for Employee Retirement Income Security Act of 1974 (“ERISA”) purposes, as defined under ERISA or by any regulation of the U.S. Department of Labor, or other federal agency having jurisdiction, or the units or the Termination Units have been transferred without our permission, or a member has acquired units or Termination Units otherwise than in compliance with applicable rules and regulations. Such compulsory redemption may result in adverse tax or economic consequences for the member.

Your interests may be diluted if we issue additional units in the future.

Members will not have preemptive rights to acquire any units issued by us in the future. Therefore, investors may experience dilution of their investment if we sell additional units in the future.

Our members do not have legal representation.

Pursuant to the terms of our amended and restated operating agreement, each of our members acknowledges and agrees that counsel representing us, our Manager and its affiliates does not represent and shall not be deemed under the applicable codes of professional responsibility to have represented or to be representing any or all of our members in any respect.

We may not have sufficient funds to make cash distributions.

Following the completion of the REIT formation transactions, our Manager approved an increase in the monthly distribution payable in respect of each unit in respect of the first full quarterly period following the closing of the REIT formation transactions to 9.0% per annum on $50,000 per unit. In addition, our Manager approved an initial payment on each Termination Unit in respect of the first full quarterly period following the closing of the REIT formation transactions equal to 6.0% per annum on the Unreturned Invested Capital (as defined below) associated with each Termination Unit. The timing and amount of future distributions and payments will continue to be made at the sole discretion of our Manager and subject to such factors our Manager considers to be relevant, including the amount of funds available for distribution or payment, our financial condition, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. Because we cannot predict future cash flows or the performance of our REIT subsidiary, no assurance can be given that we will be able to continue to maintain in future periods distributions on units and payments on the Termination Units at levels approved by our Manager.

The Termination Units do not participate in potential increases in cash distributions and are subject to risks relating to fluctuations in our book value.

Termination Units are structured so as not to participate in any potential increases in cash distributions. In addition, because the amount payable in redemption of the Termination Units is not fixed but tied into the book value attributable to the Termination Units at the end of the calendar quarter prior to their redemption, Termination Units are impacted by changes in book value and will receive a lower amount upon redemption if their allocable share of the book value declines.

Rapid changes in the values of our assets may make it more difficult for our REIT subsidiary to maintain its qualification as a REIT or our exclusion from the 1940 Act.

If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT subsidiary’s or its subsidiaries’ qualification or our exclusion from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent REIT and 1940 Act considerations.

Tax Risks

Tax risks in general.

An investment in us involves complex U.S. federal, state and local income tax considerations that will differ for each investor. We intend to be treated as a partnership for U.S. federal income tax purposes. Assuming that we are so treated, we will not be subject to U.S. federal income tax, and each member and each holder of Termination Units will be required to include its allocable share of the items of our income, gain, loss and deduction in computing its U.S. federal income tax liability. We may, however, be subject to state and local tax, depending on the location and scope of our activities. In addition, entities through which we may make investments, including our REIT subsidiary, may in certain circumstances be subject to U.S. federal, state, local or foreign tax.

No Internal Revenue Service ruling.

We have not sought rulings from the Internal Revenue Service with respect to any of the U.S. federal income tax considerations discussed herein. Thus, positions to be taken by the Internal Revenue Service as to tax consequences could differ from the positions taken by us.

Publicly traded partnership risk.

If we were treated as a publicly traded partnership (“PTP”) taxable as a corporation, we would be subject to U.S. federal income tax and applicable state and local taxes on our income, which would result in reduced returns to our members and holders of Termination Units.

Our Manager intends to treat us as a partnership and not as an association or PTP taxed as a corporation for U.S. federal income tax purposes. No assurance can be given that the Internal Revenue Service will not challenge such classification or that a court will not sustain any such challenge.

A PTP is a partnership the interests in which are: (i) traded on an established securities market; or (ii) readily tradable on a secondary market or the substantial equivalent thereof. We may not qualify for any of the safe harbors set forth in the applicable Treasury regulations under which a partnership is not treated as a PTP. However, our Manager intends to operate us in such a manner so that we will not be classified as a PTP. Even if the Internal Revenue Service were to assert that we are a PTP, we will not be taxable as a corporation within a particular taxable year if 90% or more of our gross income is “qualifying income” for each taxable year in which we were a PTP and we were not required to register under the Investment Company Act. Qualifying income generally includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items. Since we conduct our real estate business through our REIT subsidiary, substantially all of our income should be dividends from our REIT subsidiary, which would be qualifying income. If, for any reason, we were treated as an association taxable as a corporation, we would be subject to U.S. federal income tax and applicable state and local taxes on our income.

Legislative, regulatory or administrative changes could adversely affect us.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us, our members and holders of Termination Units may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our units. The Tax Cuts and Jobs Act (the “TCJA”) which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of investing in a REIT rather than a C corporation.

Certain key provisions of the TCJA that could impact our members and holders of Termination Units, beginning in 2018, include the following changes:

•	temporarily reducing the individual U.S. federal income tax rates on ordinary income from the 39.6% maximum U.S. federal income tax rate to 37% (through taxable years ending in 2025);

•	reducing the maximum corporate U.S. federal income tax rate from 35% to 21%;

•
permitting non-corporate taxpayers a deduction for certain pass-through business income, including dividends received from our REIT subsidiary that are not capital gain dividends or qualified dividend income, which allows individuals, trusts, and estates to generally deduct up to 20% of such amounts, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025);

•
reducing the highest rate of withholding with respect to distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting the deduction for net operating losses incurred after January 1, 2018 to 80% of taxable income (prior to the application of the dividends paid deduction) and eliminating the ability to carryback such net operating losses;

•	limiting the deduction of net interest expense for all businesses, other than for certain electing real estate businesses;

•	eliminating the corporate alternative minimum tax;

•	imposing a 10% withholding tax on the amount realized on the disposition by a non-U.S. person of an interest in a partnership engaged in a U.S. trade or business; and

•
accelerating the accrual of certain items of income for U.S. federal income tax purposes that are reported for financial statement purposes earlier than would be the case under the otherwise applicable tax rules.

Our members, holders of Termination Units and prospective investors are urged to consult with their tax advisors regarding the potential effects of the TCJA or other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.

Income taxes of members and holders of Termination Units may exceed cash distributions.

Even if we have income or gains for U.S. federal income tax purposes, we will not be required to make distributions (or may lack sufficient cash available for distributions) to enable our members and holders of Termination Units to pay their U.S. federal, state and local taxes as a result of such income or gain allocations. For example, in order to qualify as a REIT, our REIT subsidiary must distribute at least 90% of its net income (excluding net capital gain) to its shareholders on an annual basis. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur for our REIT subsidiary, resulting in “phantom income,” which could impact our REIT subsidiary’s ability to satisfy its annual distribution requirements. For example, under the recently enacted TCJA, our REIT subsidiary generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on its financial statements. The application of this rule may require our REIT subsidiary to accrue certain items of income with respect to its debt instruments, such as market discount and, for tax years beginning after December 31, 2018, original issue discount, earlier than would be the case under the otherwise applicable tax rules, although the precise application of this rule is unclear at this time. This rule could in certain circumstances increase our REIT subsidiary’s “phantom income,” which may require our REIT subsidiary to borrow funds or take other action to satisfy its REIT distribution requirements. For example, our REIT subsidiary may request that we and its other shareholders, if any, agree to a consent dividend in order to meet the annual distribution requirements or avoid paying corporate tax on any undistributed net income. When a REIT makes a consent dividend, the REIT and its stockholders are generally treated for U.S. federal income tax purposes as if the REIT distributed cash to the stockholders and the stockholders immediately re-contributed the cash to the REIT as a contribution to capital. A consent dividend would result in the recognition of income by our members and holders of Termination Units as if an actual distribution were made, but without any distribution of cash. As a result, our members and holders of Termination Units would be required to utilize other resources to satisfy tax liabilities and would not be able resort to distributions made by us to assist in satisfying such tax liabilities.

If our REIT subsidiary does not qualify or maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability as a result, which would result in reduced returns to our members and holders of Termination Units.

We expect to make substantially all of our investments through our REIT subsidiary. Our Manager believes that it has taken and intends to continue to take such actions as are necessary or appropriate to cause our REIT subsidiary to qualify for taxation as a REIT within the meaning of the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which only limited judicial and administrative authorities exist and, accordingly, may require interpretations of such provisions, which could be successfully challenged by the Internal Revenue Service. Even a technical or inadvertent mistake could jeopardize the REIT qualification of our REIT subsidiary. The continued REIT qualification of our REIT subsidiary will depend on the ability of our REIT subsidiary to satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it difficult or impossible for our REIT subsidiary to qualify as a REIT. If our REIT subsidiary were to fail to qualify as a REIT in any taxable year, then: (i) the REIT subsidiary would be unable to deduct dividends it distributes in computing taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates; (ii) the REIT subsidiary would no longer be required to distribute substantially all of its taxable income to us, and (iii) unless it were entitled to relief under applicable statutory provisions, our REIT subsidiary would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which it failed to qualify.

Accordingly, our REIT subsidiary’s failure to maintain its qualification as a REIT could have an adverse effect on our income, general financial condition and ability to pay distributions.

Complying with the REIT requirements may force our REIT subsidiary to liquidate or forego otherwise attractive investments.

In order to qualify as a REIT, our REIT subsidiary annually must satisfy two gross income requirements. First, at least 75% of its gross income for each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from investments relating to real property or mortgages on real property, including “rents from real property,” dividends received from and gain from the disposition of shares of other REITs, interest income derived from mortgage loans secured by real property (including certain types of qualified mezzanine loans and mortgage-backed securities), and gains from the sale of real estate assets, as well as income from certain kinds of qualified temporary investments. Second, at least 95% of our REIT subsidiary’s gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from some combination of income that qualifies under the 75% income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property.

Further, at the end of each calendar quarter, at least 75% of the value of our REIT subsidiary’s total assets must consist of cash, cash items, government securities, shares in other REITs and other qualifying real estate assets, including certain mortgage loans, mezzanine loans and certain kinds of mortgage-backed securities. The remainder of our REIT subsidiary’s investment in securities (other than government securities, securities issued by a taxable REIT subsidiary (“TRS”) and securities that are qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our REIT subsidiary’s total assets (other than government securities, TRS securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our REIT subsidiary’s total assets can be represented by securities of one or more TRSs it may own, and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If our REIT subsidiary fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences.

As a result, our REIT subsidiary may be required to liquidate from its portfolio, or contribute to a TRS, should it decide to form one in the future, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our REIT subsidiary’s income and amounts available for distribution to us. Thus, compliance with the REIT requirements may hinder our REIT subsidiary’s ability to make, and, in certain cases, maintain ownership of certain attractive investments.

Risk of mezzanine loans failing to qualify as a real estate asset.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the REIT 75% and 95% income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Our REIT subsidiary owns, and may acquire in the future, certain mezzanine loans and preferred equity investments (which it intends to treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the Internal Revenue Service will not successfully challenge the tax treatment of such mezzanine loans as qualifying real estate assets. To the extent that such mezzanine loans do not qualify as real estate assets, the interest income from such mezzanine loans would be qualifying income for the REIT 95% gross income test, but not for the REIT 75% gross income test and such mezzanine loans would be subject to the REIT 5% and 10% asset tests, which could jeopardize our REIT subsidiary’s ability to qualify as a REIT.

Risk of the Internal Revenue Service successfully challenging our REIT subsidiary’s treatment of its preferred equity and mezzanine loan investments as debt for U.S. federal income tax purposes.

Our REIT subsidiary invests in certain real estate related investments, including mezzanine loans, first mortgage loans, and preferred equity investments. There is limited case law and administrative guidance addressing whether certain preferred equity investments or mezzanine loans will be treated as equity or debt for U.S. federal income tax purposes. Our Manager received an opinion of tax counsel regarding the treatment of the preferred equity investments acquired by our REIT subsidiary pursuant to the REIT formation transactions as debt for U.S. federal income tax purposes. Our REIT subsidiary treats the preferred equity investments which it currently holds as debt for U.S. federal income tax purposes and as mezzanine loans that qualify as real estate assets, as discussed above. No private letter rulings have been obtained on the characterization of these investments for U.S. federal income tax purposes and an opinion of counsel is not binding on the Internal Revenue Service; therefore, no assurance can be given that the Internal Revenue Service will not successfully challenge the treatment of such preferred equity investments as debt and as real estate assets. If a preferred equity investment or mezzanine loan owned by our REIT subsidiary was treated as equity for U.S. federal income tax purposes, our REIT subsidiary would be treated as owning its proportionate share of the assets and earning its proportionate share of the gross income of the partnership or limited liability company that issued the preferred equity interest. Certain of these partnerships and limited liability companies are engaged in activities, which could cause our REIT subsidiary to be considered as earning significant nonqualifying income which would likely cause our REIT subsidiary to fail to qualify as a REIT or pay a significant penalty tax to maintain its REIT qualification.

The failure of assets subject to repurchase agreements that our REIT subsidiary may enter into to qualify as real estate assets could adversely affect the ability of our REIT subsidiary to qualify as a REIT.

Our REIT subsidiary may enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which our REIT subsidiary nominally sells certain of its assets to a counterparty and simultaneously enters into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that our REIT subsidiary will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could assert that our REIT subsidiary is not the owner of the assets during the term of the sale and repurchase agreement, in which case our REIT subsidiary could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate and currency risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under the applicable regulations promulgated by the Treasury Regulations.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular C corporations, which could adversely affect the value of our units.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted TCJA, non-corporate taxpayers are subject to a 37% maximum U.S. federal income tax rate on ordinary income, and are entitled to deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced 21% corporate tax rate in effect for taxable years beginning after December 31, 2017, could cause non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that pay dividends, which could adversely affect the value of REIT shares. Because we are organized as a holding company and conduct our business primarily through our REIT subsidiary, this perception could adversely affect the value of our units.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our administrative and principal executive offices are located at 805 Third Avenue, 8th Floor, New York, New York 10022. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings.

Neither we, our REIT subsidiary nor our Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, our REIT subsidiary or our Manager. From time to time, we, our REIT subsidiary and individuals employed by our Manager or its affiliates may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units. As of December 31, 2017, we had 6,697.4 units outstanding held by a total of approximately 3,148 investors. As of December 31, 2017, there were no outstanding options, warrants to purchase our units or securities convertible into our units. In addition, as of December 31, 2017, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale and there were no units that were being, or were proposed to be, publicly offered by us.

Distributions

Following the completion of the REIT formation transactions, our Manager approved an increase in the monthly distribution payable in respect of each unit in respect of the first full quarterly period following the closing of the REIT formation transactions to 9.0% per annum on $50,000 per unit. In addition, our Manager approved an initial payment on each Termination Unit in respect of the first full quarterly period following the closing of the REIT formation transactions equal to 6.0% per annum on the Unreturned Invested Capital (as defined in our operating agreement) associated with each Termination Unit. The timing and amount of future distributions and payments will continue to be made at the sole discretion of our Manager and subject to such factors our Manager considers to be relevant, including the amount of funds available for distribution or payment, our financial condition, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. Because we cannot predict future cash flows or the performance of our REIT subsidiary, no assurance can be given that we will be able to continue to maintain in future periods distributions on units and payments on the Termination Units at levels approved by our Manager.

The following tables summarize our distributions declared during the years ended December 31, 2017 and 2016:

Distribution Date	Distributions Per Regular Unit	Distributions Per Terra Fund 1 Termination Unit (1)	Distributions Per Terra Fund 2 Termination Unit (2)	Distributions Per Terra Fund 3 Termination Unit (3)	Distributions Per Terra Fund 4 Termination Unit
Year Ended December 31, 2017:
January 31, 2017	$375	$—	$—	$240	$247
February 28, 2017	375	—	—	240	247
March 31, 2017	375	—	—	240	247
April 30, 2017	375	—	—	240	247
May 31, 2017	375	—	—	240	247
June 30, 2017	375	—	—	240	247
July 31, 2017	375	—	—	240	247
August 31, 2017	375	—	—	178	247
September 30, 2017	375	—	—	94	247
October 31, 2017	375	—	—	—	247
November 30, 2017	375	—	—	—	247
December 31, 2017	375	—	—	—	247
Total	$4,500	$—	$—	$1,952	$2,964

Distribution Date	Distributions Per Regular Unit	Distributions Per Terra Fund 1 Termination Unit (1)	Distributions Per Terra Fund 2 Termination Unit (2)	Distributions Per Terra Fund 3 Termination Unit (3)	Distributions Per Terra Fund 4 Termination Unit
Year Ended December 31, 2016:
January 31, 2016	$375	$240	$248	$240	$247
February 28, 2016	375	240	248	240	247
March 31, 2016	375	240	248	240	247
April 30, 2016	375	188	248	240	247
May 31, 2016	375	97	248	240	247
June 30, 2016	375	—	248	240	247
July 31, 2016	375	—	248	240	247
August 31, 2016	375	—	248	240	247
September 30, 2016	375	—	248	240	247
October 31, 2016	375	—	248	240	247
November 30, 2016	375	—	173	240	247
December 31, 2016	375	—	89	240	247
Total	$4,500	$1,005	$2,742	$2,880	$2,964
_______________

(1)	Terra Fund 1 Termination Units were fully redeemed in May 2016.

(2)	Terra Fund 2 Termination Units were fully redeemed in December 2016.

(3)	Terra Fund 3 Termination Units were fully redeemed in September 2017.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 1, 2016, we consummated the REIT formation transactions as described in “Item 1. Business.” In connection with the REIT formation transaction, we issued 3,206.64 units to investors in Funds 1 through 4 who wished to continue their investment in our Fund (as reorganized in the REIT formation transactions) and 463.69 Termination Units to investors in Funds 1 through 4 who wished to enter the liquidity phase of their investment, in each case in exchange for their existing interests in Funds 1 through 4. We also issued 573.46 units to investors in a private placement concurrent with the REIT formation transactions at a price of $47,000 per unit, which reflects the reduced front-end load relative to the existing members’ initial investment of $50,000 per unit.

The aforementioned units and Termination Units were issued in reliance upon an exemption from registration under the federal securities laws provided by Regulation D promulgated under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder, and from qualification under state securities laws. Each investor who received units and Termination Units has represented that it (i) is an “accredited investor” within the meaning of Rule 501(a) of the Securities Act and (ii) has acquired such securities for its own account for investment purposes only and not for resale or distribution.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our units during the year ended December 31, 2017:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
January 2017	—	—	N/A	N/A
February 2017	—	—	N/A	N/A
March 2017	—	—	N/A	N/A
April 2017	—	—	N/A	N/A
May 2017	—	—	N/A	N/A
June 2017	—	—	N/A	N/A
July 2017	31.4 (1)	$41,445	N/A	N/A
August 2017	42.4 (1)	$41,445	N/A	N/A
September 2017	55.4 (2)	$40,538	N/A	N/A
October 2017	—	—	N/A	N/A
November 2017	—	—	N/A	N/A
December 2017	—	—	N/A	N/A
Total	129.2	—	N/A	N/A
_______________

(1)	Represents the number of Termination Units issued to former members of Terra Fund 3, which were redeemed during the period.

(2)	Consists of 47.3 Termination Units issued to former members of Terra Fund 3 and 8.1 non-Termination Units, which were redeemed at a 15% discount.

Item 6. Selected Financial Data.
The selected financial data presented below under the captions “Statement of operations data”, “Per unit data”, “Other information” and “Balance sheet data” as of and for the years ended December 31, 2017 and 2016 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The data should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

	Years Ended December 31,
	2017	2016
Statements of Operations Data:
Investment income	$21,361,570	$31,674,995
Total operating expenses	528,861	1,567,003
Net investment income	20,832,709	30,107,992
Net increase in members’ capital resulting from operations	21,908,940	29,058,742

Per Unit Data:
Net asset value	$41,143	$42,423
Net investment income	3,075	4,344
Net increase in members capital resulting from operations	3,234	4,193
Capital distributions	4,523	4,418

Other Information:
Internal rate of return at year end	6.26%	5.43%
Number of investments at year end	1	1
Purchases of stock	$—	$10,000,000
Return of capital	16,066,595	6,791,237

	December 31,
	2017	2016
Balance Sheet Data:
Total assets	$275,645,183	$290,468,284
Total investments	275,428,953	290,419,317
Members’ capital	275,549,455	289,586,404

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this annual report on Form 10-K.
Overview

We are a specialized real estate finance company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. Our investments finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on smaller, middle market loans in the approximately $3 million to $50 million range which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments and conduct substantially all of our real estate lending business through our REIT subsidiary, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our objectives.

On January 1, 2016, Terra Funds 1 through 4 merged with subsidiaries of our Fund, which in turn contributed the consolidated portfolio of net assets of the Terra Funds to our REIT subsidiary. We elected to engage in the REIT formation transactions to continue our business as a REIT for U.S. federal income tax purposes, and to provide our members with a more broadly diversified portfolio of assets while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

Our investment activities are externally managed by our Manager, a subsidiary of Terra Capital Partners, a real estate finance and investment firm based in New York City that focus primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans, and preferred equity investments in all major property types.

Portfolio Summary

The following tables provide a summary of our REIT subsidiary’s net loan portfolio as of December 31, 2017 and 2016:

	December 31, 2017
	Fixed Rate		Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	33	1	1	34	19	34
Principal balance	$299,311,201		$53,749,794	$353,060,995	75,077,891	$277,983,104
Amortized cost	302,816,709		54,277,021	357,093,730	76,053,279	281,040,451
Fair value	302,951,869		54,282,803	357,234,672	75,991,436	281,243,236
Weighted average coupon rate	12.79%		9.97%	12.36%	12.67%	12.23%
Weighted-average remaining term (years)	1.62		0.19	1.40	1.14	1.47

	December 31, 2016
	Fixed Rate	Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	37	1	38	11	38
Principal balance	$275,554,910	$50,450,061	$326,004,971	32,635,785	$293,369,186
Amortized cost	279,781,074	50,902,766	330,683,840	32,986,194	297,697,646
Fair value	278,931,283	50,924,056	329,855,339	32,904,955	296,950,384
Weighted average coupon rate	12.98%	9.19%	12.38%	12.96%	12.33%
Weighted-average remaining term (years)	1.42	1.19	1.39	1.35	1.37

_______________

(1)
This loan pays an annual coupon rate of London Interbank Offered Rate (“LIBOR”) plus 8.5% with a LIBOR floor of 0.5%. Coupon rate shown was determined using the applicable annual coupon rate as of December 31, 2017 and 2016.

Portfolio Information

The tables below detail the types of loans in our REIT subsidiary’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our REIT subsidiary's proportionate share of the loans, based on its economic ownership of these loans.

	December 31, 2017				December 31, 2016
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$109,231,733	$110,306,919	$110,308,371	39.2%	$117,890,016	$118,995,391	$119,018,338	40.1%
Mezzanine loans	101,115,711	102,386,404	102,670,907	36.5%	118,524,437	121,037,421	120,466,609	40.6%
Preferred equity investments	67,635,660	68,347,128	68,263,958	24.3%	47,415,691	48,229,921	47,838,821	16.1%
Other (1)	—	—	—	—%	9,539,042	9,626,616	9,626,616	3.2%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$277,983,104	$281,040,451	$281,243,236	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)	Other represents unused cash from credit facilities.

	December 31, 2017				December 31, 2016
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Hotel	$59,319,892	$60,026,750	$59,958,385	21.3%	$66,351,287	$67,557,902	$67,077,247	22.6%
Office	58,145,794	58,714,480	58,722,267	20.9%	69,506,033	70,159,209	70,158,868	23.6%
Land	55,481,939	56,029,898	56,025,568	19.9%	53,746,133	54,255,486	54,258,353	18.2%
Condominium	38,511,274	38,829,923	38,868,479	13.8%	20,586,832	20,744,035	—	—%
Multifamily	37,456,258	37,988,040	37,848,395	13.5%	62,924,101	64,277,164	84,556,067	28.5%
Student housing	22,067,947	22,451,360	22,820,142	8.1%	5,700,000	6,125,635	6,215,839	2.1%
Industrial	7,000,000	7,000,000	7,000,000	2.5%	—	—	—	—%
Mixed use	—	—	—	—%	2,515,758	2,533,450	2,527,566	0.9%
Other (1)	—	—	—	—%	12,039,042	12,236,468	12,156,444	4.1%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$277,983,104	$281,040,451	$281,243,236	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)	Other includes $9.5 million of unused cash from two credit facilities and $2.5 million of retail properties at December 31, 2016.

	December 31, 2017				December 31, 2016
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$104,362,267	$105,490,614	$105,391,192	37.5%	$89,925,061	$91,165,200	$90,798,926	30.5%
New York	43,761,274	44,121,538	44,164,421	15.7%	37,032,965	37,324,858	37,315,430	12.6%
Florida	39,926,892	40,281,901	40,296,964	14.2%	49,122,324	49,520,673	49,320,018	16.6%
Washington	20,354,875	20,469,129	20,527,134	7.3%	—	—	—	—%
Pennsylvania	15,585,000	15,731,551	15,732,064	5.6%	18,982,000	19,162,115	19,184,642	6.5%
Georgia	15,846,939	16,126,857	15,998,575	5.7%	4,250,000	4,604,941	4,387,683	1.5%
Texas	6,093,243	6,188,077	6,157,971	2.2%	9,139,038	9,363,678	9,330,002	3.1%
Massachusetts	7,000,000	7,000,000	7,000,000	2.5%	4,000,000	4,112,275	4,071,618	1.4%
Delaware	4,396,000	4,437,459	4,439,464	1.6%	7,000,000	7,057,616	7,086,338	2.4%
Ohio	4,000,000	4,040,000	4,039,499	1.4%	—	—	—	—%
Alabama	3,700,000	3,772,716	3,736,507	1.3%	3,844,445	3,928,742	3,882,318	1.3%
Oregon	3,140,000	3,246,472	3,263,587	1.2%	5,000,000	5,356,923	5,324,812	1.8%
North Carolina	2,198,000	2,220,813	2,219,723	0.8%	4,921,404	4,985,576	4,985,280	1.7%
Tennessee	1,884,000	1,952,329	1,946,605	0.7%	9,877,843	10,179,485	10,047,055	3.4%
New Jersey	—	—	—	—%	22,639,955	22,865,291	22,864,082	7.7%
Virginia	—	—	—	—%	6,675,510	6,737,238	6,737,238	2.3%
Arizona	—	—	—	—%	5,719,598	5,772,487	5,772,487	1.9%
Other (1)	5,734,614	5,960,995	6,329,530	2.3%	15,239,043	15,752,251	15,842,455	5.3%
Allowance for loan losses	—	—	—	—%	—	(191,703)	—	—%
Total	$277,983,104	$281,040,451	$281,243,236	100.0%	$293,369,186	$297,697,646	$296,950,384	100.0%
_______________

(1)
Other includes $2.7 million of properties in Indiana, $1.9 million of properties in South Carolina and $1.1 million of properties in Utah at December 31, 2017. Other includes $9.5 million of unused cash from two credit facilities, $2.7 million of properties in Indiana and $3.0 million of properties in South Carolina at December 31, 2016.

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

Market Risk

Our REIT subsidiary’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of our REIT subsidiary’s loans may be difficult, as there generally will be no established markets for these loans.

Credit Risk

Credit risk represents the potential loss that our REIT subsidiary would incur if the borrowers failed to perform pursuant to the terms of their obligations to our REIT subsidiary. Our REIT subsidiary minimizes its exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, our REIT subsidiary employs an asset management approach and monitor the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, debt service coverage ratio, and the debt yield. Our REIT subsidiary also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, our REIT subsidiary may not recover all of its investments.

We and our REIT subsidiary maintain all of our cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration Risk

Our REIT subsidiary holds real estate-related loans. Thus, its loan portfolio may be subject to a more rapid change in value than would be the case if it were required to maintain a wide diversification among industries, companies and types of loans. The result of such concentration in real estate assets is that a loss in such loans could materially reduce our REIT subsidiary’s capital.

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to sell our positions at a reasonable price in times of low trading volume, high volatility and financial stress.

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to our REIT subsidiary’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of our REIT subsidiary’s investments, prepayments on real estate-related loans to slow, and (v) to the extent we enter into interest rate swap agreements as part of our REIT subsidiary’s hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of our REIT subsidiary’s investments, prepayments on real estate-related loans to increase, and (v) to the extent our REIT subsidiary enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on our REIT subsidiary’s loans. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If our REIT subsidiary does not collect a prepayment fee in connection with a prepayment or are unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, our REIT subsidiary may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios our REIT subsidiary may fail to recoup fully its cost of acquisition of certain loans.

Use of Leverage

Our REIT subsidiary may deploy moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations
The following table presents the comparative results of our operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change
Investment income
Dividend income	$21,360,569	$31,666,409	$(10,305,840)
Other operating income	1,001	8,586	(7,585)
Total investment income	21,361,570	31,674,995	(10,313,425)
Operating expenses
Professional fees	489,884	1,139,749	(649,865)
Merger transaction fees	—	388,692	(388,692)
Other	38,977	38,562	415
Total operating expenses	528,861	1,567,003	(1,038,142)
Net investment income	20,832,709	30,107,992	(9,275,283)
Net change in unrealized depreciation on investment	1,076,231	(1,049,250)	2,125,481
Net increase in members’ capital resulting from operations	$21,908,940	$29,058,742	$(7,149,802)

Dividend Income

Dividend income associated with our ownership of our REIT subsidiary represents our REIT subsidiary’s net income for the period. Any excess of distributions received from our REIT subsidiary over its net income is recorded as return of capital.

For the years ended December 31, 2017 and 2016, we received distributions of $37.4 million and $38.5 million, respectively, or $2.51 and $2.58 per share, respectively, from our REIT subsidiary, of which $21.4 million and $31.7 million was recorded as dividend income, respectively, representing our REIT subsidiary’s net income for the periods presented, and $16.1 million and $6.8 million was recorded as return of capital, respectively. The $10.3 million decrease in our REIT subsidiary’s net income was primarily due to (i) $3.6 million of prepayment fee income received from one loan during the year ended December 31, 2016 as the borrower repaid the loan two years before the scheduled maturity date; (ii) a decrease in net interest income of $5.1 million as a result of lower weighted average principal balance, lower weighted average coupon rate and the suspension of $1.2 million of net interest income accrual on two loans as discussed in “Annual Net Effective Yield” below; and (iii) operating income of $2.2 million for year ended December 31, 2016 from Terra Park Green which was subsequently sold in November 2016. The $13.7 million increase in return of capital was primarily due to the decrease in our REIT subsidiary’s net income as well as additional cash needed to redeem Terra Fund 3’s Termination Units.

Net Loan Portfolio

In assessing the performance of our REIT subsidiary’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and mortgage loan payable. The following tables present a reconciliation of our REIT subsidiary’s loan portfolio from a gross basis to a net basis for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Gross loans	$341,479,601	12.0%	$313,035,355	12.7%
Obligations under participation agreements	(61,483,438)	12.5%	(24,279,495)	13.3%
Mortgage loan payable	(36,190,698)	6.2%	(27,775,956)	5.8%
Net loans	$243,805,465	12.7% (1)	$260,979,904	13.4% (1)
_______________

(1)
Represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.

For the year ended December 31, 2017 as compared to the same period in 2016, the decrease in weighted average coupon rate was due to an increase in investments in senior loans, which are typically larger principal-balance loans paying lower levels of interest reflecting the lower perceived risk due to their senior position in the borrower's capital structure as compared to investments in subordinated loans, as well as the new subordinated loans we originated and purchased during the current periods have coupon rates that are lower than those of the maturing subordinated loans.

Annual Net Effective Yield

The following table presents a calculation of our REIT subsidiary’s annual net effective yield on its net loan portfolio for the periods presented:

	Years Ended December 31,
	2017	2016 (2)	Change
Interest income	$38,271,866	$38,749,785	$(477,919)
Interest expense — obligations under participation agreements	(6,999,500)	(3,278,676)	(3,720,824)
Interest expense — mortgage loan payable	(2,652,137)	(1,774,986)	(877,151)
Net interest income	$28,620,229	$33,696,123	$(5,075,894)

Weighted average carrying value of gross loans	$347,589,329	$320,799,592	$26,789,737
Weighted average carrying value of obligations under participation agreements	(60,643,955)	(24,743,802)	(35,900,153)
Weighted average carrying value of mortgage loan payable	(36,024,188)	(28,388,269)	(7,635,919)
Weighted average carrying value of net loans	$250,921,186	$267,667,521	$(16,746,335)

Annual net effective yield (1)	11.4%	12.6%	(1.2)%

Senior loans
Weighted average carrying value of net loans	$98,001,049	$67,594,963	$30,406,086
Annual net effective yield (1)	9.4%	12.8%	(3.4)%
Subordinated loans
Weighted average carrying value of net loans	$152,920,137	$200,072,558	$(47,152,421)
Annual net effective yield (1)	12.7%	12.5%	0.2%
_______________

(1)	Represents the annual net interest income divided by the weighted average carrying value of net loans during the period.

(2)
Amounts for 2016 exclude the operations of Terra Park Green, a wholly-owned entity that held a multi-tenant office portfolio comprised of two commercial office parks and the related operations in South Carolina.

The following table presents the components of the annualized net effective yield on our REIT subsidiary’s net loan portfolio:

	Years Ended December 31,
	2017	2016	Change
Net contractual interest income (1)	12.7%	13.4%	(0.7)%
Non-collection of interest income, net (2)	(0.5)%	—%	(0.5)%
Amortization of net purchase premium (3)	(0.6)%	(0.8)%	0.2%
Net transaction fee income (expense)	(0.2)%	—%	(0.2)%
Total	11.4%	12.6%	(1.2)%
_______________

(1)	The decrease was primarily due to a decrease in weighted average coupon rate (see “Net Loan Portfolio” above).

(2)
During the year ended December 31, 2017, we did not receive interest income payments of $1.2 million, net of interest expense on obligations under participation agreements, on a senior loan and a subordinated loan. In July 2017, the principal balances of these two loans were repaid in full.

(3)
The increase was primarily due to a decrease in amortization of net purchase premium as a result of the majority of the net purchase premium recognized in connection with the REIT formation transactions in 2016 became substantially amortized.

Professional Fees

For the year ended December 31, 2017 as compared to the same period in 2016, professional fees decreased by $0.6 million, primarily due to professional fees incurred in 2016 related to the additional SEC financial statement audit and reporting requirements in relation to the initial filing of our registration statement on Form 10.

Merger Transaction Fees

Merger transaction fees represent fees incurred in connection with the REIT formation transactions. Terra Capital Markets, an affiliate of our Manager, served as the dealer manager for the consent solicitation and was paid a voting advisory fee of $750 per initial unit sold to members of the Terra Funds and a dealer manager fee of 0.5% of the aggregate offering price of the units originally issued by the Terra Funds. Most of these fees were re-allowed to participating dealers. The Terra Funds also incurred costs for legal, accounting, and other professional services in connection with the consent solicitation.

For the year ended December 31, 2017, there were no merger transaction fees recorded. For the year ended December 31, 2016, we recorded additional merger transaction fees of $0.4 million.

Net Change in Unrealized Depreciation on Investment

Net change in unrealized appreciation or depreciation on investment reflects the change in our REIT subsidiary’s net loan portfolio value during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. There may be fluctuations in unrealized gains and losses of the portfolio as loans within the portfolio approach their respective maturity dates and fair value premiums are amortized or discounts are accreted to each loan’s respective collectible value. In addition, the unrealized gains or losses in the portfolio may fluctuate over time due to changes in the market yields or carrying value adjustments such as the amortization or accretion of premiums, discounts, origination fees, and exit fees.

2017 — For the year ended December 31, 2017, we recorded a decrease in unrealized depreciation on investment of $1.1 million, primarily due to the amortization of a substantial portion of the net purchase premiums recognized in connection with the REIT formation transactions, which reduced the carrying value of the loans.

2016 — For the year ended December 31, 2016, we recorded an increase in unrealized depreciation on investment of $1.0 million, primarily due to amortization of fair value premiums on loans within the portfolio as they neared their respective maturity dates, which reduced the fair value of the loans.

Net Increase in Members’ Capital Resulting from Operations

For the year ended December 31, 2017 as compared to the same period in 2016, the resulting net increase in members’ capital results from operations decreased by $7.1 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members and, to a lesser extent, redeeming Terra Fund 4 Termination Units for approximately $2.1 million. We expect to use cash distributions received from our REIT subsidiary to meet such cash requirements. Our REIT subsidiary’s expected loan and liability maturities during the next twelve months include the sole mortgage loan payable with a principal amount of $34.0 million which matures in March 2018, assuming no extensions, and obligations under participation agreements totaling $46.9 million. The first mortgage loan held by our REIT subsidiary has a coupon rate of LIBOR plus 8.5%, the borrowings under the mortgage loan incurred to finance the asset bear interest at an annual rate of LIBOR plus 5.25%, and the weighted average net interest spread between the yield on the first mortgage loan and the cost of funds under the mortgage loan payable was 2.30% for the year ended December 31, 2017. Our REIT subsidiary expects to use proceeds from the repayment of the corresponding investments to repay the mortgage loan payable and participation obligations. Additionally, our REIT subsidiary expects to fund approximately $23.4 million of the unfunded commitments to borrowers during the next twelve months. Our REIT subsidiary expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

Cash Flows Provided by Operating Activities

2017 — For the year ended December 31, 2017, cash flows provided by operating activities were $36.1 million, primarily due to $37.4 million of dividends received from our REIT subsidiary, of which $16.1 million was recorded as a return of capital.

2016 — For the year ended December 31, 2016, cash flows provided by operating activities were $15.6 million, primarily due to $38.5 million of dividends received from our REIT subsidiary, of which $6.8 million was recorded as a return of capital, partially offset by (i) $10.0 million used to purchase shares of common stock of our REIT subsidiary; (ii) the payment of $5.2 million related to merger transaction fees that were accrued; (iii) $5.0 million of cash transferred to our REIT subsidiary in connection with the REIT formation transactions; (iv) $0.7 million reimbursed to the predecessor to our Manager for merger transaction fees paid; and (v) a $0.6 million of state and local tax paid in connection with the filing of the 2015 tax returns.

Cash Flows used in Financing Activities

2017 — For the year ended December 31, 2017, cash flows used in financing activities was $35.9 million, consisting of distributions paid to members of $30.6 million and cash of $5.3 million used to primarily redeem Terra Fund 3 Termination Units.

2016 — For the year ended December 31, 2016, cash flows used in financing activities was $17.4 million, primarily due to distributions paid to members of $30.6 million and cash used for capital redemptions of $15.8 million, of which $12.3 million was used to redeem Terra Fund 1 and Terra Fund 2 Termination Units and $3.4 million was paid to other redeeming members. These cash outflows were partially offset by $25.6 million of proceeds from capital contributions from the offering concurrent with the REIT formation transactions, net of selling commissions and dealer manager fees, and cash of $3.5 million acquired in the REIT formation transactions.

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

Allowance for Loan Losses

Our REIT subsidiary’s investments are typically collateralized by either the sponsors’ equity interest in real estate properties or real estate properties. As a result, our REIT subsidiary regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Our Manager employs an asset management approach and monitors the portfolio of investments, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt-service coverage ratio and the debt yield, supplemented by occasional site visits to evaluate the assets. Our Manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments. The information gathered by way of the asset management process is sufficient in assessing collectability.

Using the information gathered by way of the asset management process, our Manager performs a quarterly, or more frequently as needed, review of our REIT subsidiary’s portfolio of investments. In conjunction with this review, our Manager assesses the risk factors of each investment and assigns each investment a risk rating. Based on a 5-point scale, our REIT subsidiary’s investments are rated “1” through “5”, from less risk to greater risk. For investments with a risk rating of “4” and “5”, our Manager assesses each investment for collectability. This includes the ability to realize the full amount of principal and interest in the event that our REIT subsidiary needs to exercise its rights under the terms of the agreement and/or any other contemplated workout or modification. To the extent the net realizable amount analysis indicates the principal amount of the recorded investment as of the reporting date is in jeopardy, an appropriate allowance for loan losses will be recorded. Additionally, our REIT subsidiary records a general allowance for loan losses equal to 1.5% of the aggregate principal amount of loans rated as a “4” and 5% of the aggregate principal amount of loans rated as a “5”. Loans on which a specific allowance is recorded are removed from the pool of loans on which a general allowance is calculated.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2017 and 2016, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the years ended December 31, 2017 and 2016, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations

As part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with our REIT subsidiary to the REIT Manager and immediately thereafter, the REIT Manager and our REIT subsidiary amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and our REIT subsidiary in effect immediately prior to the Axar Transaction, except for the identity of our manager.

Our REIT subsidiary currently pays the following fees to the REIT Manager pursuant to a management agreement:

Origination Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related loans, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, the REIT Manager also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension. The origination fee is offset by the amount of any origination fee received by our REIT subsidiary from borrowers.

Asset Management Fee. A monthly asset management fee at an annual rate equal to 1.0% of the aggregate funds under management, which includes the loan origination amount or aggregate gross acquisition cost, as applicable, for each real estate-related loan and cash held by our REIT subsidiary.

Asset Servicing Fee. A monthly asset servicing fee at an annual rate equal to 0.25% of the aggregate gross origination price or aggregate gross acquisition price for each real estate related loan then held by our REIT subsidiary (inclusive of closing costs and expenses).

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by us from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If our REIT subsidiary takes ownership of a property as a result of a workout or foreclosure of a loan, our REIT subsidiary will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

Transaction Breakup Fee. In the event that our REIT subsidiary receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, the REIT Manager will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by the REIT Manager with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, our REIT subsidiary reimburses the REIT Manager for operating expenses incurred in connection with services provided to the operations of our REIT subsidiary, including our REIT subsidiary’s allocable share of the REIT Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the predecessor to the REIT Manager in connection with providing services to our REIT subsidiary:

	Years Ended December 31,
	2017	2016
Origination fee expense (1)	$3,640,800	$2,862,189
Asset management fee	3,168,839	3,316,435
Asset servicing fee	701,697	798,133
Operating expenses reimbursed to Manager	3,343,738	3,348,629
Disposition fee (2)	1,087,533	1,081,751
Total	$11,942,607	$11,407,137
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition fee is generally offset with exit fee income on the consolidated statements of operations. Any excess is deferred and amortized to interest income over the term of the investment.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We adopted this standard on January 1, 2018 using the cumulative effect transition method. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for us beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements and disclosures.

In October 2016, the SEC adopted new rules and amended rules (together, “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The adoption of the Final Rules did not have a material impact on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
As of December 31, 2017, our REIT subsidiary had one investment with a principal balance of approximately $53.7 million that provides for interest income indexed to LIBOR, with a LIBOR floor of 0.5%. Additionally, our REIT subsidiary financed this asset with approximately $34.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 5.25%. A decrease of 10% in LIBOR would decrease our annual net interest expense by approximately $0.01 million and an increase of 10% in LIBOR would increase our annual net interest income by approximately $2.0 million.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this annual report on Form 10-K.
Item 8. Financial Statements and Supplementary Data.
Our financial statements are annexed to this annual report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
Evaluation of Internal Controls over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The sole managing member of our Fund is our Manager, which is responsible for managing our business and affairs. In such capacity, our Manager controls decisions taken by us relating to our ownership of shares of common stock of our REIT subsidiary, subject to the Voting Agreement described below, and advises us on all matters related to our operations and administration, which encompasses managing our relationship and communications with our members, managing our liquidity and the payment of monthly and liquidating distributions to our members, and preparing financial statements, tax returns and member tax statements.

Board of Directors of Our REIT Subsidiary

We do not have any officers, directors or employees. We conduct substantially all of our business through our REIT subsidiary, which is supervised by its board of directors, comprised of eight directors, pursuant to the terms and provisions of our REIT subsidiary’s charter and bylaws. The name, age, position and biography of each member of our REIT subsidiary’s board of directors is set forth below:

Name	Age	Position held with our REIT subsidiary
Andrew M. Axelrod	35	Chairman of the Board of Directors
Bruce D. Batkin	64	Chief Executive Officer and Director
Vikram S. Uppal	34	Chief Investment Officer and Director
Jeffrey M. Altman	45	Director
Roger H. Beless	56	Director
Michael L. Evans	66	Director
Spencer E. Goldenberg	35	Director
John S. Gregorits	62	Director

Andrew M. Axelrod has served as Chairman of the board of directors of our REIT subsidiary, Terra Capital Partners and the REIT Manager since February 8, 2018. Mr. Axelrod founded Axar Capital Management in April 2015 and currently serves as its Managing Partner and Portfolio Manager, and is responsible for all investment, risk and business management functions. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management in 2015, Mr. Axelrod worked at Mount Kellett Capital Management, a private investment organization from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University.

Bruce D. Batkin serves as the Chief Executive Officer of our Manager, the REIT Manager and Terra Income Advisors and the Chief Executive Officer and a member of the board of directors of our REIT subsidiary. He has also served as Chief Executive Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since April 2009, September 2012 and October 2016, respectively. Mr. Batkin has also served as President of Terra Fund 1 since July 2009 and as Chief Executive Officer of Terra Fund 2, Terra Fund 3, Terra Fund 4, Fund 5 International, Terra International and Terra Fund 7 since May 2011, January 2012, September 2012, June 2014, October 2016 and October 2016, respectively. He has also served as Chief Executive Officer and director of Terra Fund 6, since May 2013. As a co-founder of Terra Capital Partners, he has served as its President and Chief Executive Officer since its formation in 2001 and its commencement of operations in 2002, managing its real estate debt and equity investment programs. Mr. Batkin has over 35 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Urban Land Institute, the Real Estate Academic Initiative at Harvard University, the Cornell Real Estate Council and the Committee for Economic Development. He is also a participant in the Yale CEO Summit. Mr. Batkin received a Bachelor of Architecture from Cornell University and an M.B.A. from Harvard Business School.

Vikram S. Uppal has served as a director and Chief Investment Officer of our REIT subsidiary and as the Chief Investment Officer of Terra Capital Partners and the REIT Manager since February 8, 2018. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016.  Prior to Axar, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

Jeffrey M. Altman has served as one of our REIT subsidiary’s independent directors since October 2017. Mr. Altman has served as a director of Terra Fund 6 since April 2016. Since July 2011, Mr. Altman has been the Managing Director of the real estate and lodging investment banking group of Houlihan Lokey, Inc., an investment bank. From December 1998 to May 2011, he served as Vice President and Director of Lazard Fréres & Co. LLC, where he led the firm’s global hospitality and leisure effort. Mr. Altman was an Associate in the Merger and Acquisition Advisory Group of Arthur Andersen LLP from June 1996 to June 1998, where he provided merger, acquisition and divestiture advisory services to clients across a broad array of industries. Mr. Altman has advised on over $100 billion of real estate transactions in his career and is a frequent speaker at real estate and lodging conferences. He is currently a member of the New York Hospitality Council, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Samuel Zell and Robert Lurie Real Estate Center of the Wharton School of the University of Pennsylvania. Mr. Altman received a B.S., magna cum laude, with a concentration in accounting and finance, and an M.B.A., with a concentration in finance, from the John M. Olin School of Business at Washington University.
Roger H. Beless has served as one of our REIT subsidiary’s independent directors since February 2018. Since May 2016, Mr. Beless has served as Chief Operating Officer at Street Lights Residential, where he oversees capital markets, asset and portfolio management and acquisitions, and company operations. From June 2012 until March 2016, Mr. Beless served as Managing Director for Mount Kellett Capital Management, where he oversaw global real estate asset management. Prior to joining Mount Kellett, Mr. Beless spent nearly 20 years with Goldman Sachs/Archon Group where he held a number of positions, including co-head of US Real Estate and Chief Operating Officer for Archon Residential, where he oversaw acquisitions, asset management, property management and dispositions. Mr. Beless also spent four years in Tokyo, Japan where he led the startup of Goldman Sachs Realty Japan, Ltd. He currently serves on the board of Lion Heart Children’s Academy and the advisory board of Apartment Life. Mr. Beless holds a Bachelor’s of B.A. in Economics and Finance from Baylor University and a M.B.A from Southern Methodist University.

Michael L. Evans has served as one of our REIT subsidiary’s independent directors since October 2017. Mr. Evans has served since 2013 as a member of the board of directors of Terra Capital Partners, where he is the audit committee chair and a member of the valuation committee and as a director of Terra Fund 6 since March 2015. Since December 2012, Mr. Evans has been the Managing Director of Newport Board Group, a CEO and board advisory firm. From June 2010 to September 2011, Mr. Evans served as the Interim Country Manager and Advisory Board Member for Concern Worldwide U.S. Inc., a non-profit humanitarian organization. From January 1977 until June 2010, Mr. Evans was with Ernst & Young, LLP, or Ernst & Young, and served as a partner since 1984. During his nearly 34 years with Ernst & Young, he served as a tax, audit and consulting services partner, specializing in real estate companies and publicly-traded entities. Mr. Evans currently serves on the Advisory Board of Marcus & Millichap, Inc., the Independent Counsel Board of Prologis Targeted U.S. Logistics Fund and the board of directors of Newport Board Group, CyArk.org and InfinteSmile.org. Mr. Evans is a licensed attorney and a C.P.A. (inactive) in California. He is currently a contributing business writer for Forbes.com and Allbusiness.com. Mr. Evans received a B.S.B. in accounting from the University of Minnesota, a J.D. from William Mitchell College of Law and an M.B.A. from Golden Gate University.
Spencer E. Goldenberg has served as one of our REIT subsidiary’s independent directors since February 2018. He has served since June 2015 as Vice President of Corporate Development at Menin Hospitality. Prior to his time at Menin, Mr. Goldenberg was employed as an accountant at the firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant's license in the state of Florida. He holds a Bachelor of Arts in International Affairs from Florida State University.

John S. Gregorits has served as one of our REIT subsidiary’s independent directors since October 2017. Mr. Gregorits retired in 2014 from his position with the Specialized Funds Group at Prudential Real Estate Investors, or PREI, the real estate investment management business of Prudential Financial, where he worked since 1998. Mr. Gregorits was responsible for certain of PREI’s funds in its U.S. business, totaling approximately $10 billion in gross assets. While at PREI, Mr. Gregorits served on the U.S. Executive Committee and Investment Committee. Before joining PREI, Mr. Gregorits managed a variety of multi-billion dollar equity and debt portfolios on behalf of Prudential Financial’s General Account, gaining extensive experience in portfolio and asset management, development, acquisitions, sales, leasing, and joint venture management. His 36 years in real estate includes serving on a variety of industry associations as well as the board of directors of several privately held companies. Mr. Gregorits holds a

Bachelor of Art in economics and psychology from Duke University and a Master of Arts in organizational behavior from Fairleigh Dickson University.
Executive Officers of the REIT Manager and our Manager
The sole managing member of our Fund is our Manager, and our REIT subsidiary has entered into a management agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to our REIT subsidiary and our REIT subsidiary pays fees associated with such services. The REIT Manager is responsible for managing our REIT subsidiary’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to our REIT subsidiary, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business. The names, ages, positions and biographies of the officers of the REIT Manager and our Manager are as follows:

Name	Age	Position(s) Held with the REIT Manager	Position(s) Held with our Manager
Andrew M. Axelrod	35	Chairman of the Board of Directors	N/A
Simon J. Mildé	72	Vice Chairman	Chairman
Bruce D. Batkin	64	Chief Executive Officer	Chief Executive Officer
Vikram S. Uppal	34	Chief Investment Officer	N/A
Stephen H. Hamrick	65	President	President
Gregory M. Pinkus	53	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	43	Chief Originations Officer	Chief Originations Officer
For biographical information regarding Messrs. Axelrod, Batkin and Uppal, see “Item 10. — Board of Directors of Our REIT Subsidiary” above.

Simon J. Mildé serves as the Vice Chairman of the REIT Manager and Terra Income Advisors. He resigned as Chairman of the board of directors of our REIT subsidiary on February 8, 2018. He has also served as Chairman of Terra Capital Advisors, Terra Capital Advisors 2 and our Manager since April 2009, September 2012 and September 2017, respectively. Mr. Mildé co-founded Terra Capital Partners and served as the Chairman of its board of directors since its formation in 2001 and its commencement of operations in 2002 and until February 8, 2018 when he became the Vice Chairman. He has also served as the Chairman of Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4, Fund 5 International, Terra International, and Terra Fund 7, since July 2009, May 2011, January 2012, September 2012, June 2014, October 2016 and October 2016, respectively. He has also served as Chairman of Terra Fund 6 since May 2013. He has over 40 years’ experience in global real estate finance, investment and management. Prior to founding Terra Capital Partners, Mr. Mildé was founder, CEO and Chairman of Jones Lang Wootton North America (which subsequently became Jones Lang LaSalle Incorporated and now JLL), the second-largest commercial real estate broker in the world, from 1977 to 1994. He was also one of the founders of JLW Realty Advisors, which has grown into a $50 billion global real estate investment management business. Today, its successor company ranks as one of the largest real estate investment managers in the world. Mr. Mildé has also served as the Chairman and CEO of The Greenwich Group International, a global real estate investment banking firm, and Capital District Properties, a commercial real estate development and investment company since 1995 and 2004, respectively. He was a former member of the Royal Institution of Chartered Surveyors and was a former Governor of the Real Estate Board of New York and former member of the Advisory Board of the Real Estate Institute of New York University. Mr. Mildé attended Regent Street Tech College in London, England and the Royal Institution of Chartered Surveyors in England.
Stephen H. Hamrick serves as President of our Manager and the REIT Manager. He has also served as President of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since January 2011, September 2012 and October 2016, respectively. Mr. Hamrick has also served as President of Terra Fund 2, Terra Fund 3, Terra Fund 4, Terra Fund 5, Fund 5 International, Terra Fund 6, Terra International, Terra Fund 7, our REIT subsidiary and Terra Property Trust 2, Inc. since May 2011, January 2012, September 2012, August 2013, June 2014, May 2013, October 2016, October 2016, January 2016 and September 2016, respectively. Mr. Hamrick has over 35 years’ experience in the investment management business. Prior to joining Terra Capital Partners in January 2011, he served as President of Lightstone Value Plus REIT from 2006 to July 2010. From 2001 to 2006, he held various positions at W.P. Carey & Co., including Chairman of Carey Financial, LLC and Managing Director. From 1988 until 1994, Mr. Hamrick served as National Director of Private Investments for UBS PaineWebber, where he was also a member of that firm’s Management Council, and from 1975 until 1988, he held positions ranging from Account Executive to National Director of Private Placements at E.F. Hutton. In those roles, he was responsible for the creation and distribution of alternative investment funds comprising assets in excess of $15 billion. Mr. Hamrick also had management and offering experience with some of the earliest Business Development Companies (“BDCs”), public or private. In 1988, he became the first chairman of Mezzanine Capital Corporation, which served as the General Partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital

Pension Partners, L.P., or the Fiduciary Funds, funds that invested primarily in subordinated debt and related equity securities issued as the “mezzanine financing” for friendly leveraged buyouts, acquisitions and recapitalizations and, as the Administrative General Partner for Kagan Media Partners, L.P., a BDC that acquired subordinated debt instruments with equity participations in cable television systems and other media properties. Mr. Hamrick served as chairman of Mezzanine Capital Corporation, as a member of the Fiduciary Funds’ investment committee and as chairman of the General Partner of the Fiduciary Funds’ manager until 1994. Mr. Hamrick has been a Certified Financial Planner, a director of mutual fund families, a member of the NYSE MKT Listings Qualifications Panel and the Listings Panel for NASDAQ as well as Chairman of the Securities Industry Association’s Direct Investment Committee and of the Investment Program Association. Mr. Hamrick holds a B.S. in Economics and an A.B. in English from Duke University.
Gregory M. Pinkus serves as the Chief Financial Officer and Chief Operating Officer of our Manager, the REIT Manager and Terra Income Advisors and serves as the Chief Financial Officer, Treasurer and Secretary of our REIT subsidiary. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 2012 and October 2016, respectively; (ii) the Chief Operating Officer of each of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, and Secretary and Treasurer, of each of Terra Fund 1, Terra Fund 2 and Terra Fund 3 since May 2012 and, for Terra Fund 4, since July 2014; (v) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; and (vi) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.
Daniel J. Cooperman has served as Chief Originations Officer of our Manager, the REIT Manager and Terra Income Advisors since September 2017, September 2017 and February 2015, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) each of Terra Fund 2, Terra Fund 3, Terra Fund 4 and Fund 5 International since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4 and Fund 5 International since July 2009, May 2011, January 2012, September 2012 and June 2014, respectively; (iii) our REIT subsidiary since January 2016; (iv) Terra Property Trust 2 since September 2016; (v) Terra Fund 6 since February 2015, having previously served as Managing Director of Originations from May 2013 until February 2015; and (vi) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

Code of Ethics

Our Manager or its affiliates has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, the senior officers of our Manager, including the Chief Executive Officer and the Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics).

Item 11. Executive Compensation.

The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees. Our REIT subsidiary has entered into a management agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to our REIT subsidiary and our REIT subsidiary pays fees associated with such services. The officers of our Manager and the REIT Manager do not receive any compensation from our Fund. The REIT Manager is responsible for managing our REIT subsidiary’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to our REIT subsidiary, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business.

Compensation of the Directors of Our REIT Subsidiary
We do not pay compensation to the directors of our REIT subsidiary.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 7, 2018, certain information regarding the ownership of units of our Manager and any person who is known by us to be the beneficial owner of more than 5% of our units. The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees.

Each listed person's beneficial ownership includes:

•	all units the investor actually owns beneficially or of record;

•	all units over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all units the investor has the right to acquire within 60 days.

Unless otherwise indicated, all units are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the members listed below is the address of our principal executive office, 805 Third Avenue, 8th Floor, New York, NY 10022.

Name	Number of Units Beneficially Owned	Percentage of All Units (1)
Terra Fund Advisors	—	—
5% or Greater Beneficial Owners
John Sonnentag (2)	505.5	7.55%
_______________
* Less than 1% of the outstanding units.

(1)	Based on a total of 6,697.4 units issued and outstanding as of March 7, 2018.

(2)
Consists of: (i) 303.30 units owned by the Sonnentag Foundation Ltd. for which Mr. Sonnentag serves as President and Director and has the sole voting and investment power over these shares and (ii) 202.20 units owned by the John J. Sonnentag Living Trust for which Mr. Sonnentag serves as trustee and has sole voting and investment power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Various conflicts of interest exist in the relationship between us and our Manager and its affiliates. Our Manager has sole control over our organization and operations and will resolve conflicts of interest through the exercise of its judgment. Our Manager has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not in our immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit. In addition, our amended and restated operating agreement contains provisions designed to guard against conflicts of interest. However, our amended and restated operating agreement does not directly address each potential conflict and does not provide for any particular mechanism to fully resolve these conflicts. There is a possibility that not all conflicts will be resolved in a manner favorable to us. Potential conflicts include those set forth below.

The Axar Transaction

As described in our current Report on Form 8-K filed with the SEC on February 14, 2018, on February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of our REIT subsidiary, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of our company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to Terra Fund 6, to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an affiliate of Axar entered into an investment agreement with Terra Capital Partners and its affiliates, pursuant to which Axar acquired from the respective owners thereof:

•	a 49% economic interest in Terra Fund Advisors;

•	a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and

•
an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the 1940 Act) of Terra Fund 6 of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6, and upon the satisfaction of certain other conditions.

On October 13, 2017, the board of directors of our REIT subsidiary, which had up to that time consisted of Simon J. Mildé, Bruce D. Batkin and Gregory M. Pinkus, was expanded to five members, with Gregory M. Pinkus having resigned and with Michael L. Evans, John S. Gregorits and Jeffrey M. Altman, all of whom the board determined qualified as independent directors pursuant to the rules and standards of the New York Stock Exchange and our REIT subsidiary’s corporate governance standards, being appointed to our REIT subsidiary's board of directors. The Axar Transaction was approved unanimously by the independent directors of our REIT subsidiary and the independent directors of Terra Fund 6, with each having formed a special committee to evaluate the Axar Transaction.

The transaction agreements contemplate that Bruce D. Batkin, Terra Capital Partners' Chief Executive Officer, Daniel J. Cooperman, its Chief Originations Officer, and Gregory M. Pinkus, its Chief Financial Officer, would continue in their current roles with Terra Capital Partners, while Simon J. Mildé (who was the Chairman of the board of directors of Terra Capital Partners) became Vice Chairman of the board of directors of Terra Capital Partners. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of our REIT subsidiary and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and our REIT subsidiary. Simon J. Mildé and Bruce D. Batkin have entered into five-year employment agreements with Terra Capital Partners and Vikram S. Uppal has entered into a two-year employment agreement with Terra Capital Partners. The employment agreements contain customary non-compete and non-solicit restrictive covenants. In addition, in connection with the Axar Transaction, Axar received certain approval rights over certain major decisions impacting our Manager and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of our REIT subsidiary. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby Terra REIT Advisors).

Voting Agreement involving our REIT Subsidiary

As described in our current report on Form 8-K filed with the SEC on February 14, 2018, on February 8, 2018, our company, our REIT subsidiary and Terra REIT Advisors entered into the Voting Agreement, pursuant to which the board of directors of our REIT subsidiary was increased to eight members. Simon J. Mildé resigned from the board of directors of our REIT subsidiary, leaving four existing directors (the “Existing Directors”), including the existing three independent directors on our REIT subsidiary board. The remaining members of the board then appointed the following four individuals as additional members of our REIT subsidiary board (the “Additional Directors”): Andrew M. Axelrod (Chairman of the board), Vikram S. Uppal, Roger H. Beless and Spencer E. Goldenberg. The board of our REIT subsidiary determined that Messrs. Beless and Goldenberg qualify as independent directors pursuant to the rules and standards of the New York Stock Exchange and our REIT subsidiary's corporate governance standards.

Pursuant to the terms of the Voting Agreement, until the earlier of (1) the date that is 18 months after the date of the Voting Agreement or (2) the date that nominations for the board of our REIT subsidiary are due for the 2019 annual meeting of stockholders of our REIT subsidiary (the “Initial Period”): (a) the board of our REIT subsidiary will continue to consist of eight directors, including at least five independent directors, (b) the REIT Manager will have the right to nominate the Additional Directors to stand for reelection to our REIT subsidiary board (or their replacements) as well as to nominate one further independent director for election to our REIT subsidiary board should one of the independent Existing Directors voluntarily resign or not stand for reelection to our REIT subsidiary board during the Initial Period, and (c) our company will have the right to nominate any of the Existing Directors to stand for reelection to our REIT subsidiary (or their replacements, except as provided in clause (b) above); provided that if any departing director is an independent director, the individual nominated as a replacement director must also qualify as an independent director.

In addition, for the period beginning on the day following the Initial Period and continuing for the period that Terra REIT Advisors remains the external manager of our REIT subsidiary, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of our REIT subsidiary (which nominees need not be independent directors) and for the period beginning on the day following the end of the Initial Period and ending on the date that our company no longer holds at least 10% of the outstanding shares of common stock of our REIT subsidiary, our company will have the right to nominate one individual to serve as a director of our REIT subsidiary (who need not be an independent director).

Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of common stock of our REIT subsidiary directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that our company vote all shares of common stock of our REIT subsidiary directly or indirectly owned by us in accordance with the recommendations made by the board of our REIT subsidiary.

Management Agreement

As part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with our REIT subsidiary to Terra REIT Advisors and immediately thereafter, Terra REIT Advisors and our REIT subsidiary amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and our REIT subsidiary in effect immediately prior to the Axar Transaction, except for the identity of the manager.

Receipt of Fees and Other Compensation by Our Manager and its Affiliates

Our REIT subsidiary will pay substantial fees to the REIT Manager and its affiliates. Further, we and our REIT subsidiary must reimburse the REIT Manager and its affiliates for costs incurred by them in managing our REIT subsidiary and its portfolio of real estate-related loans.

Our REIT subsidiary has entered into a management agreement with the REIT Manager pursuant to which the REIT Manager provides certain management services to our REIT subsidiary, subject to oversight by its board of directors. The REIT Manager’s responsibilities to our REIT subsidiary include, among others, investing in, and disposing of, assets, borrowing money, entering into contracts and agreements in connection with our REIT subsidiary’s business and purpose, providing administrative support and performing such other services as are delegated to the REIT Manager by our REIT subsidiary’s board of directors. In performing its duties, the REIT Manager is subject to a fiduciary responsibility for the safekeeping and use of all funds and assets of our REIT subsidiary. In consideration of its providing such services, the REIT Manager is entitled to certain fees from our REIT subsidiary as described below. The original management agreement between Terra Capital Advisors and our REIT subsidiary was entered into on January 1, 2016. On September 1, 2016, our REIT subsidiary terminated the original management agreement and entered a management agreement with Terra Income Advisors. As described above, as part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with our REIT subsidiary to the REIT Manager and immediately thereafter, the REIT Manager and our REIT subsidiary amended and restated such management agreement. The current management agreement runs co-terminus with our amended and restated operating agreement, which terminates on December 31, 2023, unless sooner dissolved in accordance with the terms of our amended and restated operating agreement.

During the years ended December 31, 2017 and 2016, our REIT subsidiary paid the predecessor to the REIT Manager the following fees under the management agreement: $3.2 million and $3.3 million in asset management fee, respectively, $0.7 million and $0.8 million in asset servicing fees, respectively, $3.6 million and $2.9 million in origination fees, respectively; $1.1 million and $1.1 million in disposition fees, respectively, and $3.3 million and $3.3 million of operating expense reimbursements, respectively.

Subject to its fiduciary responsibilities and the terms of our amended and restated operating agreement, our Manager has sole discretion with respect to the terms and timing of our investments, although it is anticipated that those investments will be consistent with our investment objectives and strategy. It is further anticipated that the REIT Manager will exercise its discretion through the management agreement with our REIT subsidiary. The agreements and arrangements, including those relating to compensation, between our REIT subsidiary and the REIT Manager and its affiliates are not the result of arm’s-length negotiations and may create conflicts between the interests of our Manager, the REIT Manager and their affiliates, on the one hand, and us, our members and our REIT subsidiary on the other.

Our Manager and its Affiliates May Compete With Us

Our Manager and its affiliates may engage in real estate-related transactions on their own behalf or on behalf of other entities.

Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, affiliates of our Manager are the external managers to Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period of time or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

Related Party Transactions

Related party transactions are those where we or our Manager on our behalf, transact with affiliated companies. Our Manager and its affiliates are permitted to enter into certain transactions and perform certain services for us. Although those transactions will be subject to the limitations set forth in our amended and restated operating agreement, those transactions, or the potential for those transactions, could cause conflicts for our Manager with respect to performing its duties. Related party transactions will not be the result of an arm’s-length negotiation.

Allocation of Our Manager’s Time

We rely on our Manager to manage our day-to-day activities and to implement our investment strategy. Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

However, we believe that the members of our Manager’s senior management and the other key debt finance professionals performing services for us on behalf of our Manager have sufficient time to fully discharge their responsibilities to us and to the other businesses in which they are involved. We believe that our Manager’s executive officers will devote the time required to manage our business and expect that the amount of time a particular executive officer or affiliate devotes to us will vary during the course of the year and depend on business activities at the given time. We expect that these executive officers and affiliates will generally devote more time to programs raising and investing capital than to programs that have completed their offering stages, though from time to time each program will have its unique demands. Because many of the operational aspects of Terra Capital Partners-sponsored programs are very similar, there are significant efficiencies created by the same team of individuals at our Manager providing services to multiple programs. For example, our Manager has streamlined the structure for financial reporting, internal controls and investment approval processes for the programs.

Competition and Allocation of Investment Opportunities

Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7.

Our Manager may determine it appropriate for us and one or more other investment programs managed by our Manager or any of its affiliates to participate in an investment opportunity. To the extent we are able to make co-investments with investment programs managed by our Manager or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating programs. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to us and other participating programs.

To mitigate these conflicts, our Manager will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.

Receipt of Compensation by Affiliates

The payments to the REIT Manager and certain of its affiliates have not been determined through arm’s-length negotiations, and are payable regardless of our profitability. The REIT Manager and its affiliates receive fees for their services, including an origination fee, asset management fee, asset servicing fee, disposition fee and transaction break-up fee. In addition, our Manager is entitled to receive incentive distributions equal to 15% of distributions paid by us once we pay cumulative distributions to holders of units equal to the capital invested by such members plus a preferred return ranging from 8.5% to 9.0%, depending on the historical preferred return applicable to their Terra Fund units. The preferred return applicable to the units sold in the private placement concurrent with the REIT formation transactions is 8.5%.

To the extent the terms of the management arrangement with the REIT Manager are amended in the future, including if we enter into a new management agreement with the REIT Manager or its affiliates, the terms of any such arrangement will not have been determined through arm’s-length negotiations and may be payable, in whole or in part, regardless of profitability.

Loans Involving Affiliates

We do not make any loans to our Manager or to any of its affiliates. In addition, we do not make any loans to its dealer manager, Terra Capital Markets or any entities or individuals affiliated with its dealer manager.

Under our amended and restated operating agreement, our Manager or its affiliates may, but will have no obligation to, make loans to us to acquire assets or to pay our operating expenses. Any such loan will bear interest at the actual cost of funds to our Manager and provide for the payment of principal and any accrued but unpaid interest in accordance with the terms of the promissory note evidencing such loan, but in no event later than our dissolution. Any such loans would not be the result of arm’s-length negotiations and could create conflicts between the interests of our Manager and its affiliates on the one hand and us and our members on the other.

The Resolution of Conflicts Will Be Undertaken by Employees of Our Manager and its Affiliates

In the event of a conflict between us and our Manager or our Manager’s affiliates, the conflict will be resolved by our Manager. Although our Manager has certain fiduciary responsibilities to us and to our members, a conflict of interest policy relating to the resolution of conflicts between us or our REIT subsidiary, the REIT Manager and our Manager and its affiliates does not exist.

No Independent Counsel

Pursuant to the terms of our amended and restated operating agreement, each of our members acknowledges and agrees that counsel representing us, our Manager and its affiliates does not represent and shall not be deemed under the applicable codes of professional responsibility to have represented or to be representing any or all of our members in any respect.

Representation in Tax Audit Proceedings

Our Manager is designated as our “tax matters partner” and is authorized and directed by our amended and restated operating agreement to represent us and our members, at our expense, in connection with all examinations of our affairs by federal tax authorities, including any resulting administrative or judicial proceedings. Those proceedings may involve or affect other programs for which our Manager or its affiliates act as manager. In those situations, the positions taken by our Manager with respect to us may have differing effects on us and the other programs. Any decisions made by our Manager with respect to those matters will be made in a manner consistent with its duties to us and to our members.

Other Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationship with our Manager and its affiliates. In the future, we may enter into additional transactions with Terra Capital Partners or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures with Terra Capital Partners or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to its other vehicles. Any such transactions will require approval of our Manager.

There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Item 14. Principal Accountant Fees and Services.

During the years ended December 31, 2017 and 2016, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our Manager currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2018, subject to agreeing on fee estimates for the audit work. Our Manager reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our members. Any such decision would be disclosed to the members in accordance with applicable securities laws.
The following table displays fees for professional services by KPMG for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Audit Fees	$142,800	$622,686
Audit-Related Fees	—	—
Tax Fees	42,562	55,232
All Other Fees	—	65,500
Total	$185,362	$743,418

Audit Fees.  Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees.  Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees.  Other fees would include fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following exhibits are included, or incorporated by reference, in this annual report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).
a. Financial Statements
See the Index to Consolidated Financial Statements at page F-1 of this report.

Report of Independent Registered Public Accounting Firm

To the Members
Terra Secured Income Fund 5, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition, including the consolidated schedule of investments, of Terra Secured Income Fund 5, LLC (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ KPMG LLP

New York, New York
March 7, 2018

Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	December 31,
	2017	2016
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $275,401,972 and $291,468,567, respectively)	$275,428,953	$290,419,317
Cash and cash equivalents	212,366	41,520
Other assets	3,864	7,447
Total assets	$275,645,183	$290,468,284

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$95,728	$441,388
Due to Terra Property Trust, Inc.	—	438,249
Distributions payable	—	2,243
Total liabilities	95,728	881,880
Commitments and contingencies (Note 7)
Members’ capital:
Managing member	—	—
Non-managing members	275,549,455	289,586,404
Total members’ capital	275,549,455	289,586,404
Total liabilities and members’ capital	$275,645,183	$290,468,284

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Investment income — controlled
Dividend income	$21,360,569	$31,666,409
Investment income
Other operating income	1,001	8,586
Total investment income	21,361,570	31,674,995
Operating expenses
Professional fees	489,884	1,139,749
Merger transaction fees	—	388,692
Other	38,977	38,562
Total operating expenses	528,861	1,567,003
Net investment income	20,832,709	30,107,992
Net change in unrealized depreciation on investment — controlled	1,076,231	(1,049,250)
Net increase in members’ capital resulting from operations	$21,908,940	$29,058,742

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital
Years Ended December 31, 2017 and 2016

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(30,642,716)	(30,642,716)
Capital redemptions	—	(5,303,173)	(5,303,173)
Increase in members’ capital resulting from operations:
Net investment income	—	20,832,709	20,832,709
Net change in unrealized depreciation on investment	—	1,076,231	1,076,231
Net increase in members’ capital resulting from operations	—	21,908,940	21,908,940
Balance, December 31, 2017	$—	$275,549,455	$275,549,455

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2016	$—	$122,208,698	$122,208,698
Capital contributions from Merger	—	155,751,516	155,751,516
Capital contributions, net of selling commissions and dealer manager fees of $1,277,916	—	25,597,713	25,597,713
Capital distributions	—	(30,623,519)	(30,623,519)
Capital redemptions	—	(12,406,746)	(12,406,746)
Increase in members’ capital resulting from operations:
Net investment income	—	30,107,992	30,107,992
Net change in unrealized depreciation on investment	—	(1,049,250)	(1,049,250)
Net increase in members’ capital resulting from operations	—	29,058,742	29,058,742
Balance, December 31, 2016	$—	$289,586,404	$289,586,404

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$21,908,940	$29,058,742
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Purchase of common stock of Terra Property Trust, Inc.	—	(10,000,000)
Cash transferred to Terra Property Trust, Inc.	—	(5,034,571)
Return of capital on investment	16,066,595	6,791,237
Net change in unrealized depreciation on investment	(1,076,231)	1,049,250

Changes in operating assets and liabilities:
Interest receivable	—	351,883
Other assets	1,164	(7,447)
Due to Manager	—	(705,389)
Accounts payable and accrued expenses	(345,659)	(5,155,443)
Due to Terra Property Trust, Inc.	(438,249)	—
Taxes payable	—	(621,177)
Interest payable	—	(172,051)
Net cash provided by operating activities	36,116,560	15,555,034

Cash flows from financing activities:
Proceeds from capital contributions, net of selling commissions and dealer manager fees	—	25,597,713
Distributions paid	(30,642,541)	(30,621,277)
Payments for capital redemptions	(5,303,173)	(15,833,729)
Cash acquired in the Merger	—	3,480,981
Net cash used in financing activities	(35,945,714)	(17,376,312)

Net increase (decrease) in cash and cash equivalents	170,846	(1,821,278)
Cash and cash equivalents at beginning of period	41,520	1,862,798
Cash and cash equivalents at end of period	$212,366	$41,520

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$616,878
Cash paid for interest	$—	$—

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
Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, Inc. (“Terra Property Trust”), a newly-formed and wholly-owned subsidiary of the Company, in exchange for shares of common stock of Terra Property Trust. The following table summarizes the fair values of the net assets contributed to Terra Property Trust:

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

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
December 31, 2017 and 2016

As of December 31, 2017 and 2016, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	December 31, 2017			December 31, 2016
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$275,401,972	$275,428,953	100.0%	$291,468,567	$290,419,317	100.3%

The following table presents a schedule of loans held for investment by Terra Property Trust, the Company’s wholly-owned subsidiary, as of December 31, 2017:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,139,967	$2,120,720	0.8%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	1,600,000	1,632,749	1,615,787	0.6%
	Total US - AL						3,700,000	3,772,716	3,736,507	1.4%
US - CA	2539 Morse, LLC	Mezzanine loan	Student housing	11.0%	10/20/2017	11/1/2020	2,333,333	2,350,365	2,352,364	0.9%
	Palmer City-Core Stockton Street, LLC (3)	Preferred equity investment	Hotel	12.0%	1/17/2014	1/17/2018	4,325,000	4,368,250	4,367,816	1.6%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	53,749,794	54,277,021	54,282,803	19.7%
	L.A. Warner Hotel Partners, LLC (4)(5)(6)	Preferred equity investment	Hotel	12.0%	7/25/2014	8/4/2018	32,100,000	32,640,675	32,417,778	11.8%
	TSG-Parcel 1, LLC (4)(6)(7)	First mortgage	Land	12.0%	7/10/2015	4/10/2018	18,000,000	18,180,000	18,178,193	6.6%
	SparQ Mezz Borrower, LLC (8)	Mezzanine loan	Multifamily	12.0%	9/29/2017	10/1/2020	449,140	452,358	452,772	0.2%
	Total US - CA						110,957,267	112,268,669	112,051,726	40.8%
US - DE	BPG Office Partners III/IV LLC (4)(5)(6)	Mezzanine loan	Office	13.5%	6/5/2015	6/5/2018	10,000,000	10,094,309	10,098,872	3.7%
US - FL	CGI 1100 Biscayne Management Holdco, LLC (6)(7)(9)	Mezzanine loan	Hotel	12.0% current 4.0% PIK	11/17/2017	5/17/2019	24,522,523	24,717,857	24,734,246	9.0%
	37 Gables Member LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,797,477	5,804,127	2.1%
	Greystone Gables Holdings Member LLC (5)(6)	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	504,129	504,707	0.2%
	RS JZ 2700 NW2, LLC (4)(6)	First mortgage	Land	12.0%	9/1/2016	3/1/2018	21,360,000	21,573,600	21,571,456	7.8%
	Total US - FL						52,132,523	52,593,063	52,614,536	19.1%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	3,500,000	3,663,309	3,535,027	1.3%
	OHM Atlanta Owner, LLC (6)(7)(9)	First mortgage	Land	12.0%	6/20/2017	6/20/2018	27,500,000	27,759,721	27,759,721	10.1%
	Total US - GA						31,000,000	31,423,030	31,294,748	11.4%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,689,608	3,033,655	1.1%
US - MA	150 Blackstone River Road, LLC	Mezzanine loan	Industrial	8.5%	9/21/2017	9/6/2027	7,000,000	7,000,000	7,000,000	2.5%
US - NC	Milestone Greensboro Holdings, LLC (5)(6)	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	3,500,000	3,537,223	3,534,591	1.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2017 and 2016

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2017 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment — non-controlled:
US - NY	Cape Church Mezz, LLC (5)(6)(10)	Mezzanine loan	Multifamily	12.0%	3/15/2016	7/15/2019	$17,178,883	$17,321,426	$17,348,948	6.3%
	140 Schermerhorn Street Mezz LLC (4)(6)(7)	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,118,900	15,131,264	5.5%
	575 CAD I LLC	Mezzanine loan	Land	12.0% current 2.5% PIK	1/31/2017	8/1/2019	12,512,370	12,609,885	12,612,289	4.6%
	WWML96MEZZ, LLC	Mezzanine loan	Multifamily	13.0%	12/18/2015	12/31/2018	9,925,340	10,012,399	10,023,515	3.6%
	WWML96, LLC	Preferred equity investment	Multifamily	13.0%	12/18/2015	12/31/2018	1,486,171	1,499,206	1,500,871	0.5%
	Total US - NY						56,102,764	56,561,816	56,616,887	20.5%
US - OR	Pollin Hotels PDX Mezzanine, LLC (5)(6)	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,181,187	5,196,794	1.9%
US - PA	Millennium Waterfront Associates, L.P.	First mortgage	Land	12.0%	7/2/2015	12/28/2018	14,325,000	14,468,250	14,466,812	5.3%
US - SC	High Pointe Mezzanine Investments, LLC (5)(6)	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,381,980	3,416,021	1.2%
US - TN	Kingsport 925-Mezz LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,115,146	3,099,690	1.1%
US - TX	Northland Museo Member, LLC (5)(6)	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	3,974,543	4,054,106	1.5%
	Austin H. I. Owner LLC (4)(6)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,524,694	3,527,956	1.3%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	1,131,243	1,223,634	1,142,423	0.4%
	Total US - TX						8,631,243	8,722,871	8,724,485	3.2%
US - UT	NB Factory JV, LLC (6)(7)	Preferred equity investment	Student housing	15.0%	6/29/2017	6/26/2020	3,595,670	3,595,670	3,595,670	1.2%
US - WA	The Bristol at Southport, LLC (6)(9)	Preferred equity investment	Multifamily	10.0% current 2.0% PIK	9/22/2017	9/22/2022	22,616,528	22,743,477	22,807,927	8.3%
US - Various	Nelson Brothers Professional Real Estate, LLC	Preferred equity investment	Student housing	14.0%	8/31/2016	2/1/2019	14,000,000	14,140,000	14,138,248	5.1%
	Total loans held for investment — non-controlled:						351,260,995	355,289,015	355,427,169	129.1%

	Loan held for investment through participation interest — non-controlled (11):
US - PA	KOP Hotel XXXI Mezz LP (4)(6)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,715	1,807,503	0.7%
	Total loan held for investment through participation interest — non-controlled						1,800,000	1,804,715	1,807,503	0.7%

	Total gross loans held for investment						353,060,995	357,093,730	357,234,672	129.7%
	Obligations under participation agreements (4)(5)(6)(7)(9)						(75,077,891)	(76,053,279)	(75,991,436)	(27.6)%
	Net loans held for investment						$277,983,104	$281,040,451	$281,243,236	102.1%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2017 and 2016

___________________________

(1)
Because there is no readily available market for these loans, the fair values of these loans were approved in good faith by Terra Income Advisors, LLC (“Terra Income Advisors”), Terra Property Trust’s manager prior to February 8, 2018, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $275.4 million as of December 31, 2017.

(3)	This loan was repaid on January 17, 2018.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra Income Advisors.

(5)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra Income Advisors.

(6)
The loan participations from Terra Property Trust do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Loans Held for Investments.

(7)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors.

(8)	On September 29, 2017, Terra Property Trust entered into agreement with the borrower to provide funding commitment of up to $8.7 million. As of December 31, 2017, $0.4 million has been funded.

(9)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by a subsidiary of Terra Income Advisors.

(10)	This loan was repaid on January 26, 2018.

(11)	Terra Property Trust purchased its interest in this loan from Terra Income Fund 6, Inc. through a participation agreement.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2017 and 2016

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
December 31, 2017 and 2016

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

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2017 and 2016

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2016 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% of Net Assets (2)
	Loans held for investment through participation interests — non-controlled (7):
US - NY	QPT 24th Street Mezz LLC (4)(5)	Participation in mezzanine loan	Land	12.0% current 2.0% PIK	12/15/2015	6/15/2017	$12,780,220	$12,897,391	$12,897,392	4.5%
US - PA	KOP Hotel XXXI Mezz LP (4)(5)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,135	1,847,839	0.6%
	Total loans held for investment through participation interest — non-controlled						14,580,220	14,701,526	14,745,231	5.1%

	Total gross loans held for investment						326,004,971	330,875,543	329,855,339	113.6%
	Obligations under participation agreements (4)(6)						(32,635,785)	(32,986,194)	(32,904,955)	(11.3)%
	Net loans held for investment						$293,369,186	$297,889,349	$296,950,384	102.3%

___________________________

(1)
Because there is no readily available market for these loans, the fair values of these loans were approved in good faith by Terra Income Advisors, Terra Property Trust’s manager prior to February 8, 2018, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $290.4 million as of December 31, 2016.

(3)	This loan was repaid in full.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra Income Advisors.

(5)
The loan participations from Terra Property Trust do not qualify for sale accounting under ASC Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Loans Held for Investments.

(6)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors.

(7)	Terra Property Trust purchased its interests in these loans from Terra Income Fund 6, Inc. through participation agreements.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements
December 31, 2017

Note 1. Business

Terra Secured Income Fund 5, LLC (and, together with its consolidated subsidiaries, the “Company”), a Delaware limited liability company, commenced operations on August 8, 2013. The Company was formed to originate, acquire and structure real estate-related loans, including mezzanine loans, first and second mortgage loans, subordinated mortgage loans, bridge loans, preferred equity investments and other loans related to high quality commercial real estate. The Company completed its original offering on January 31, 2015 and raised approximately $142 million in gross proceeds. The Company’s investment strategy is to invest substantially all of the net proceeds of membership interests in, and manage a diverse portfolio of, real estate-related loans. The Company seeks to create and maintain a portfolio of investments that generates a low volatility income stream for attractive and consistent cash distributions. The Company focuses on smaller, middle market loans in the approximately $3 million to $50 million range which are financing properties in primary and secondary markets because it believes these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification.

In December 2015, the members approved the merger of Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 with and into subsidiaries of the Company through a series of separate mergers effective January 1, 2016. Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a newly-formed and wholly-owned subsidiary of the Company that elected to be taxed as a real estate investment trust (“REIT”), in exchange for the shares of common stock of Terra Property Trust. Upon completion of the Merger, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust. The Company does not consolidate Terra Property Trust as Terra Property Trust is not an investment company.

The Company’s investment activities were externally managed by Terra Income Advisors, LLC (“Terra Income Advisors”), a private investment firm affiliated with the Company until February 8, 2018 when Terra Capital Partners, LLC (“Terra Capital Partners”), the Company’s sponsor, caused a new subsidiary of Terra Capital Partners, Terra Fund Advisors, LLC (“Terra Fund Advisors”), to be admitted as the replacement manager of the Company. When used herein the term “Manager” refers to Terra Income Advisors for periods prior to February 8, 2018 and refers to Terra Fund Advisors beginning on such date. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or its affiliates or by individuals who were contracted by the Company or by the Manager or its affiliates to work on behalf of the Company pursuant to the terms of the operating agreement, as amended.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services - Investment Companies.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2017 and 2016, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2017 and 2016, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company adopted this standard on January 1, 2018 using the cumulative effect transition method. The adoption of ASU 2014-09 did not have a material impact on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value

Notes to Consolidated Financial Statements

of financial instruments. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”).  ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements and disclosures.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The adoption of the Final Rules did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements and disclosures.

Note 3. Merger

In December 2015, the members approved the merger of Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 with and into subsidiaries of the Company through a series of separate mergers effective January 1, 2016.

In the Merger, members of Terra Funds 1 through 4 (other than members the Manager was unable to establish their continuation to qualify as “accredited investors” under the Securities Act of 1933, as amended (the “Securities Act”), and members holding their interests through a qualified Employee Retirement Income Security Act (“ERISA”) plan) exchanged their units in their respective fund for Continuing Income Units (regular units in the Company) or Termination Units (membership interest in the Company offered to members of Terra Funds 1 through 4 who wish to enter the liquidation phase of their investments). The number of Continuing Income Units and Termination Units was allocated to each of the merging Terra Funds by dividing the exchange value for such fund by the exchange value per unit of the Company, which was $43,410, on December 31, 2015. The exchange value for each of the Terra Funds was determined based on a valuation of each of the Terra Funds’ assets and liabilities as of December 31, 2015. This exchange resulted in a taxable gain for the Terra Funds’ existing members to the extent that the value of each asset exceeds its respective tax basis, of which the full amount would generally be treated as ordinary income.

Notes to Consolidated Financial Statements

The following table presents the exchange ratio and the merger consideration for Terra Funds 1 through 4 as of December 31, 2015:

Fund	Exchange Ratio	Original Units Exchanged	Continuing Income Units	Termination Units
Terra Fund 1	0.732	606.9	283.3	161.2
Terra Fund 2	0.950	680.2	518.1	128.4
Terra Fund 3	1.041	768.0	678.7	120.5
Terra Fund 4	1.011	1,760.2	1,726.6	53.5
Total		3,815.3	3,206.7	463.6

Terra Capital Markets, LLC (“Terra Capital Markets”), an affiliate of the Manager, served as the dealer manager for the consent solicitation on the merger, and was paid a voting advisory fee of $750 per initial unit sold to members in the Terra Funds and a dealer manager fee of 0.5% of the aggregate offering price of the units originally issued by the Terra Funds. Most of these fees were re-allowed to participating dealers. The Terra Funds also incurred costs for legal, accounting, and other professional services in connection with the consent solicitation. Total of these fees incurred amounted to approximately $0.4 million and $5.8 million for the years ended December 31, 2016 and 2015, respectively.

The Company accounted for the Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, the Company was considered the “accounting acquirer” due to various factors, including the fact that its unit members held the largest portion of the voting rights in us upon completion of the Merger.

The following table presents a summary of the assets acquired and liabilities assumed by the Company in the Merger:

Total Consideration
Fair value of units issued	$155,751,516
$155,751,516
Assets Acquired
Investments, at fair value	$142,768,001
Investments through participation interest, at fair value	7,771,619
Equity investment in Terra Park Green Member, LLC, at fair value	16,900,000
Cash and cash equivalents	3,480,981
Restricted cash	7,119,078
Interest receivable	1,412,840
Other assets	35,695
Liabilities Assumed
Obligations under participation agreements	(8,154,822)
Interest reserve and other deposits held on loans	(7,119,078)
Accounts payable and accrued expenses	(3,113,022)
Redemption liability	(3,426,983)
Due to Manager	(1,343,020)
Taxes payable	(232,040)
Interest payable	(80,807)
Other liabilities	(266,926)
$155,751,516

Notes to Consolidated Financial Statements

Following after the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a wholly-owned subsidiary of the Company that intends to qualify to be taxed as a REIT, in exchange for 14,412,990 shares of common stock of Terra Property Trust. The following table presents a summary of the net assets contributed to Terra Property Trust:

Total Consideration:
Fair value of common stock of Terra Property Trust received	$288,259,804
$288,259,804
Assets Contributed at Fair Value
Investments, at fair value	$276,746,475
Investments through participation interests, at fair value	13,789,884
Equity investment in Terra Park Green Member, LLC, at fair value	16,900,000
Cash and cash equivalents	5,034,571
Restricted cash	21,421,501
Interest receivable	2,382,546
Due from related parties	438,249
Other assets	35,695
Liabilities Transferred at Fair Value
Obligations under participation agreements	(24,147,097)
Interest reserve and other deposits held on loan	(21,421,501)
Due to Manager	(2,011,003)
Other liabilities	(909,516)
Net assets transferred	$288,259,804

In connection with the Merger, the Company offered existing members of the Terra Funds the opportunity to invest in the Company through purchase of additional Continuing Income Units at a price of $47,000 per unit (the “Rights Offering”), which reflects the reduced front-end load relative to the existing unitholders’ initial investment of $50,000 per unit (Note 8).

Note 4. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust and its primary investment position is the common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Investment	Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
14,912,990 common shares of Terra Property Trust, Inc.	$275,401,972	$275,428,953	100.0%	$291,468,567	$290,419,317	100.3%

For the years ended December 31, 2017 and 2016, the Company received approximately $37.4 million and $38.5 million of dividends from Terra Property Trust, respectively, of which $16.1 million and $6.8 million were returns of capital, respectively.

Notes to Consolidated Financial Statements

The following tables present the summarized financial information of Terra Property Trust:

	December 31,
	2017	2016
Carrying value of investments	$357,093,730	$330,683,840
Other assets	51,899,445	53,966,401
Total assets	408,993,175	384,650,241
Mortgage loan payable and obligations under participation agreements	(110,175,525)	(66,855,038)
Accounts payable, accrued expenses and other liabilities	(23,307,944)	(26,203,277)
Total liabilities	(133,483,469)	(93,058,315)
Stockholder’s equity	$275,509,706	$291,591,926

	Years Ended December 31,
	2017	2016
Revenues	$38,808,335	$48,658,934
Expenses	(17,333,557)	(19,029,552)
Gain on sale of real estate properties	—	1,896,652
Realized (loss) gain on investments	(114,209)	140,375
Net income	$21,360,569	$31,666,409

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

Notes to Consolidated Financial Statements

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$275,428,953	$275,428,953

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$290,419,317	$290,419,317

Changes in Level 3 investment for the years ended December 31, 2017 and 2016 were as follows:

	Equity Investment in Terra Property Trust
	Years Ended December 31,
	2017	2016
Beginning balance	$290,419,317	$—
Shares of Terra Property Trust common stock received in exchange for the Company’s consolidated portfolio of net assets	—	288,259,804
Shares of Terra Property Trust common stock purchased	—	10,000,000
Return of capital	(16,066,595)	(6,791,237)
Net change in unrealized depreciation on investment	1,076,231	(1,049,250)
Ending balance	$275,428,953	$290,419,317
Net change in unrealized depreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$1,076,231	$(1,049,250)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2017 and 2016, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2017 and 2016 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s real estate-related investments through Terra Property Trust, all of which are included in Level 3 of the fair value hierarchy, and therefore these investments are valued utilizing a yield approach, i.e. a discounted cash flow methodology to arrive at an estimate of the fair value of each respective investment in the portfolio using an estimated market yield. In following this methodology, investments are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s investments, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio (“DSCR”); construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan investment.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2017 and 2016. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$275,428,953	Discounted cash flow	Discount rate	2.56%	16.00%	13.50%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2016
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$290,419,317	Discounted cash flow	Discount rate	9.09%	15.96%	12.19%

Note 5. Related Party Transactions

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

Consent Solicitation

Terra Capital Markets served as the dealer manager for the consent solicitation on the Merger, and was paid a voting advisory fee of $750 per initial unit sold to members in the Terra Funds and a dealer manager fee of 0.5% of the aggregate offering price of the units originally issued by the Terra Funds. Most of these fees were re-allowed to participating dealers. The Terra Funds also incurred costs for legal, accounting, and other professional services in connection with the consent solicitation. For the year ended December 31, 2016, the Company incurred $0.4 million of merger transaction costs.

Rights Offering

In connection with the Merger, the Company offered existing members of the Terra Funds the opportunity to invest in the Company through the Rights Offering. Terra Capital Markets served as the dealer manager for the sale of the Company’s membership units and received compensation of 3% in selling commission, 1% in dealer manager fees and a 1% broker dealer fee. Most of these fees are re-allowed to independent broker dealers and financial advisors. These fees amounted to approximately $1.3 million for the year ended December 31, 2016 and have been deducted from capital contributions received as selling commissions and dealer manager fees.

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

Notes to Consolidated Financial Statements

Due to Terra Property Trust

As of December 31, 2017, there was no amount due to Terra Property Trust. As of December 31, 2016, approximately $0.4 million was due to Terra Property Trust, as reflected on the consolidated statements of financial condition, primarily related to an adjustment to the contribution of the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust on January 1, 2016.

Dividend Income

As discussed in Note 4, for the years ended December 31, 2017 and 2016, the Company received approximately $37.4 million and $38.5 million of distributions from Terra Property Trust, respectively, of which $16.1 million and $6.8 million was a return of capital, respectively.

Note 6. Significant Risk Factors

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

Note 7. Commitments and Contingencies

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

Note 8. Members’ Capital

As of December 31, 2017 and 2016, the Company had 6,697.4 units and 6,826.6 units outstanding, respectively, and the net asset value per unit was $41,143 and $42,423, respectively.

Capital Contributions

As of January 31, 2015, the offering period ended and the Company stopped accepting capital contributions.

In connection with the Merger between the Terra Funds, original membership units of Terra Funds 1 through 4 were exchanged for 3,206.7 Continuing Income Units and 463.6 Termination Units (Note 3). The Company also offered existing members of the

Terra Funds the opportunity to invest in the Company through the Rights Offering. For the year ended December 31, 2016, the Company sold 573.5 units and received capital contributions of approximately $25.6 million, net of selling commissions and dealer manager fees.

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

For the years ended December 31, 2017 and 2016, the Company made total capital distribution to non-manager members of $30.6 million and $30.6 million, respectively. For the years ended December 31, 2017 and 2016, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units will be redeemed on the original expected liquidation dates of the funds. For the year ended December 31, 2017, 121.1 Termination Units of Terra Fund 3 were redeemed for $5.0 million. For the year ended December 31, 2016, 292.7 Termination Units of Terra Fund 1 and Terra Fund 2 were redeemed for $12.3 million. These Termination Units were redeemed at book value as defined in the amended and restated operating agreement. Additionally, for the years ended December 31, 2017 and 2016, 8.1 and 3.4 Continuing Income Units were redeemed for $0.3 million and $0.1 million, respectively. For the year ended December 31, 2016, the Company also paid $3.4 million to members the Manager was unable to establish their continuation to qualify as “accredited investors” under the Securities Act and to members holding their interests through a qualified ERISA plan to redeem their units.

The following table presents a summary of the Termination Units outstanding as of December 31, 2017:

Fund	Number of Units	Scheduled Redemption Date
Terra Fund 4	50.4	July 2018

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of December 31, 2017 and 2016, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,826.6	6,826.6	—	2,878.9	2,878.9
Units issued in the Merger	—	—	—	—	3,670.3	3,670.3
Units admitted through the Rights Offering	—	—	—	—	573.5	573.5
Early redemption of Continuing Income Units	—	(8.1)	(8.1)	—	(3.4)	(3.4)
Termination Units redeemed	—	(121.1)	(121.1)	—	(292.7)	(292.7)
Units outstanding, end of period	—	6,697.4	6,697.4	—	6,826.6	6,826.6

Note 9. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$5,657,335	$4,448,903	$5,124,060	$6,131,272
Total operating expenses	61,635	107,548	235,800	123,878
Net investment income	5,595,700	4,341,355	4,888,260	6,007,394
Net change in unrealized appreciation on investments	156,205	428,032	(50,870)	542,864
Net increase in net assets resulting from operations	$5,751,905	$4,769,387	$4,837,390	$6,550,258

Net asset value per unit at period end	$41,143	$41,405	$41,812	$42,218

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$6,624,078	$9,824,950	$11,794,686	$3,431,281
Total operating expenses	576,146	231,293	316,305	443,259
Net investment income	6,047,932	9,593,657	11,478,381	2,988,022
Net change in unrealized appreciation on investments	351,444	(730,673)	(1,694,489)	1,024,468
Net increase in net assets resulting from operations	$6,399,376	$8,862,984	$9,783,892	$4,012,490

Net asset value per unit at period end	$42,423	$42,590	$42,427	$42,119

Note 10. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the years ended December 31, 2017 and 2016. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Per unit operating performance:
Net asset value per unit, beginning of period	$42,423	$42,451
Increase in members’ capital from operations (1):
Net investment income	3,075	4,344
Net change in unrealized depreciation on investment	159	(151)
Total increase in members’ capital from operations	3,234	4,193
Distributions to member (2):
Capital distributions	(4,523)	(4,418)
Net decrease in members’ capital resulting from distributions	(4,523)	(4,418)
Capital share transactions:
Other (3)	9	197
Net increase in members’ capital resulting from capital share transactions	9	197
Net asset value per unit, end of period	$41,143	$42,423

Ratios to average net assets:
Expenses	0.19%	0.54%
Net investment income	7.40%	10.32%

IRR, beginning of year	5.43%	0.34%
IRR, end of year	6.26%	5.43%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,775 units and 6,931 units for the years ended December 31, 2017 and 2016, respectively.

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

Note 11. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than those described below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Axar Transaction

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, LLC (“Terra REIT Advisors”), to become the external manager of Terra Property Trust, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external advisor to Terra Income Fund 6, Inc. (“Terra Fund 6”), to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which an affiliate of Axar acquired from the respective owners thereof: (i) a 49% economic interest in the Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the Investment Company Act of 1940, as amended) of Terra Fund 6 of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6 and upon the satisfaction of certain other conditions.

As part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in the Company pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, dated January 1, 2016, to Terra Fund Advisors.

Management Agreement

As part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with Terra Property Trust to Terra REIT Advisors and immediately thereafter, Terra REIT Advisors and Terra Property Trust amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors Terra Property Trust in effect immediately prior to the Axar Transaction, except for the identity of the manager.

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:
(1) Financial Statements
Terra Secured Income Fund 5, LLC Consolidated Financial Statements:

Other Financial Statements:

Terra Property Trust, Inc.

(2) Financial Statement Schedule
None
(3) Exhibits
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

10.1
Management Agreement by and among Terra Property Trust, Inc. and Terra Income Advisors, LLC, dated September 1, 2016 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

21*	Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements and Supplemental Data of Terra Property Trust Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
_______________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form10-K to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: March 7, 2018

TERRA SECURED INCOME FUND 5, LLC

By:	/s/ Bruce D. Batkin
Bruce D. Batkin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)
___________

*  The registrant is a limited liability company managed by Terra Fund Advisors, LLC, its sole and managing member and the persons are signing in their respective capacities as officers of Terra Fund Advisors, LLC.