Form 10-Q
period 2018-03-31
Terra Secured Income Fund 5, LLC
filed 2018-05-11
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55780
Terra Secured Income Fund 5, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0967526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices)
(212) 753-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2018, the registrant had 6,695.9 units of limited liability company interests outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $273,234,708 and $275,401,972, respectively)	$273,149,066	$275,428,953
Cash and cash equivalents	255,107	212,366
Other assets	3,835	3,864
Total assets	$273,408,008	$275,645,183

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$120,657	$95,728
Total liabilities	120,657	95,728
Commitments and contingencies (Note 6)
Members’ capital:
Managing member	—	—
Non-managing members	273,287,351	275,549,455
Total members’ capital	273,287,351	275,549,455
Total liabilities and members’ capital	$273,408,008	$275,645,183

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment income — controlled
Dividend income	$5,533,805	$6,130,592
Investment income
Other operating income	543	680
Total investment income	5,534,348	6,131,272
Operating expenses
Professional fees	108,546	95,343
Other	3,919	28,535
Total operating expenses	112,465	123,878
Net investment income	5,421,883	6,007,394
Net change in unrealized (depreciation) appreciation on investment — controlled	(112,623)	542,864
Net increase in members’ capital resulting from operations	$5,309,260	$6,550,258

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Three Months Ended March 31, 2018 and 2017

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(7,514,852)	(7,514,852)
Capital redemptions	—	(56,512)	(56,512)
Increase in members’ capital resulting from operations:
Net investment income	—	5,421,883	5,421,883
Net change in unrealized depreciation on investment	—	(112,623)	(112,623)
Net increase in members’ capital resulting from operations	—	5,309,260	5,309,260
Balance, March 31, 2018	$—	$273,287,351	$273,287,351

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(7,934,478)	(7,934,478)
Increase in members’ capital resulting from operations:
Net investment income	—	6,007,394	6,007,394
Net change in unrealized appreciation on investment	—	542,864	542,864
Net increase in members’ capital resulting from operations	—	6,550,258	6,550,258
Balance, March 31, 2017	$—	$288,202,184	$288,202,184

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$5,309,260	$6,550,258
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	2,167,264	2,669,563
Net change in unrealized depreciation (appreciation) on investment	112,623	(542,864)

Changes in operating assets and liabilities:
Other assets	—	1,182
Accounts payable and accrued expenses	24,929	(256,622)
Due to Terra Property Trust, Inc.	—	(438,249)
Net cash provided by operating activities	7,614,076	7,983,268

Cash flows from financing activities:
Distributions paid	(7,514,823)	(7,928,354)
Payments for capital redemptions	(56,512)	—
Net cash used in financing activities	(7,571,335)	(7,928,354)

Net increase in cash and cash equivalents	42,741	54,914
Cash and cash equivalents at beginning of period	212,366	41,520
Cash and cash equivalents at end of period	$255,107	$96,434

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$7,254
Cash paid for interest	$—	$—

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
March 31, 2018 (unaudited) and December 31, 2017

As of March 31, 2018 and December 31, 2017, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	March 31, 2018			December 31, 2017
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$273,234,708	$273,149,066	100.0%	$275,401,972	$275,428,953	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust, Inc. (“Terra Property Trust”), the Company’s wholly-owned subsidiary, as of March 31, 2018:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,138,747	$2,120,720	0.8%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	1,600,000	1,631,693	1,615,787	0.6%
	Total US - AL						3,700,000	3,770,440	3,736,507	1.4%
US - CA	2539 Morse, LLC	Mezzanine loan	Student housing	11.0%	10/20/2017	11/1/2020	2,333,333	2,350,845	2,352,900	0.9%
	Maguire Partners-1733 Ocean, LLC (3)	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	54,000,000	54,540,000	54,535,445	20.0%
	L.A. Warner Hotel Partners, LLC (4)(5)(6)	Preferred equity investment	Hotel	12.0%	7/25/2014	8/4/2018	32,100,000	32,331,197	32,417,778	11.9%
	TSG-Parcel 1, LLC (4)(6)(7)(8)	First mortgage	Infill land	12.0%	7/10/2015	4/10/2018	18,000,000	18,180,000	18,178,193	6.7%
	SparQ Mezz Borrower, LLC (9)	Mezzanine loan	Multifamily	12.0%	9/29/2017	10/1/2020	7,031,288	7,083,222	7,089,906	2.6%
	Windy Hill PV Seven CM, LLC	Preferred equity investment	Office	10.0% current 2.5% PIK	1/9/2018	1/9/2021	2,870,912	2,891,042	2,891,042	1.1%
	Total US - CA						116,335,533	117,376,306	117,465,264	43.2%
US - DE	BPG Office Partners III/IV LLC (4)(5)(6)	Mezzanine loan	Office	13.5%	6/5/2015	6/5/2018	10,000,000	10,097,573	10,098,872	3.7%
US - FL	CGI 1100 Biscayne Management Holdco, LLC (6)(7)(10)	Mezzanine loan	Hotel	12.0% current 4.0% PIK	11/17/2017	5/17/2019	24,774,754	24,978,117	24,995,180	9.2%
	37 Gables Member LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,799,059	5,805,931	2.1%
	Greystone Gables Holdings Member LLC (5)(6)	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	504,266	504,864	0.2%
	Total US - FL						31,024,754	31,281,442	31,305,975	11.5%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	3,500,000	3,592,615	3,543,655	1.3%
	OHM Atlanta Owner, LLC (6)(7)(10)	First mortgage	Infill land	12.0%	6/20/2017	6/20/2018	27,500,000	27,767,701	27,767,701	10.2%
	Total US - GA						31,000,000	31,360,316	31,311,356	11.5%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,691,059	2,970,556	1.1%
US - MA	150 Blackstone River Road, LLC	Mezzanine loan	Industrial	8.5%	9/21/2017	9/6/2027	7,000,000	7,000,000	7,000,000	2.6%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2018 (unaudited) and December 31, 2017

Terra Property Trust Schedule of Loans Held for Investment as of March 31, 2018 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - NY	140 Schermerhorn Street Mezz LLC (4)(6)(7)	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,031,411	15,141,929	5.5%
	221 W. 17th Street Owner, LLC	Mezzanine loan	Condominium	12.8%	1/19/2018	3/31/2019	4,700,000	4,741,329	4,742,224	1.7%
	575 CAD I LLC (4)(5)	Mezzanine loan	Condominium	12.0% current 2.5% PIK	1/31/2017	8/1/2019	14,310,147	14,425,317	14,428,156	5.3%
	REEC Harlem Holdings Company, LLC	Preferred equity investment	Infill land	LIBOR + 12.5%	3/9/2018	3/9/2023	20,619,375	20,619,375	20,619,375	7.5%
	WWML96MEZZ, LLC	Mezzanine loan	Condominium	13.0%	12/18/2015	12/31/2018	11,497,995	11,602,209	11,611,726	4.3%
	WWML96, LLC	Preferred equity investment	Condominium	13.0%	12/18/2015	12/31/2018	1,534,996	1,548,908	1,550,179	0.6%
	Total US - NY						67,662,513	67,968,549	68,093,589	24.9%
US - OR	Pollin Hotels PDX Mezzanine, LLC (5)(6)	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,137,371	5,156,102	1.9%
US - PA	Millennium Waterfront Associates, L.P.	First mortgage	Infill land	12.0%	7/2/2015	12/28/2018	14,325,000	14,632,891	14,466,812	5.3%
US - SC	High Pointe Mezzanine Investments, LLC (5)(6)	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,367,087	3,405,111	1.2%
US - TN	Kingsport 925-Mezz LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,089,914	3,080,684	1.1%
US - TX	Northland Museo Member, LLC (5)(6)	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	4,124,736	4,037,854	1.5%
	Austin H. I. Owner LLC (4)(6)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,622,553	3,507,806	1.3%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	1,131,243	1,212,632	1,142,423	0.4%
	Total US - TX						8,631,243	8,959,921	8,688,083	3.2%
US - UT	NB Factory JV, LLC (6)(7)	Preferred equity investment	Student housing	15.0%	6/29/2017	6/26/2020	3,595,670	3,595,670	3,595,670	1.2%
US - WA	The Bristol at Southport, LLC (6)(10)	Preferred equity investment	Multifamily	10.0% current 2.0% PIK	9/22/2017	9/22/2022	22,734,027	22,864,877	22,931,307	8.4%
US - Various	Nelson Brothers Professional Real Estate, LLC	Facility	Various	14.0%	8/31/2016	2/1/2019	14,000,000	14,140,000	14,138,248	5.2%
	Total loans held for investment — non-controlled:						343,708,740	347,333,416	347,444,136	127.4%

	Loan held for investment through participation interest — non-controlled (11):
US - PA	KOP Hotel XXXI Mezz LP (4)(6)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,871	1,808,663	0.7%
	Total loan held for investment through participation interest — non-controlled						1,800,000	1,804,871	1,808,663	0.7%

	Total gross loans held for investment						345,508,740	349,138,287	349,252,799	127.9%
	Obligations under participation agreements (4)(5)(6)(7)(10)						(71,802,263)	(72,705,981)	(72,651,393)	(26.6)%
	Net loans held for investment						$273,706,477	$276,432,306	$276,601,406	101.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2018 (unaudited) and December 31, 2017

___________________________

(1)
Because there is no readily available market for these loans, the fair values of these loans were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager beginning on February 8, 2018, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $273.1 million as of March 31, 2018.

(3)	As of March 31, 2018, the principal balance of this loan was past due. Terra Property Trust is in the process of taking over the real estate property encumbering the loan.

(4)
Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors beginning on February 8, 2018.

(5)
Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors beginning on February 8, 2018.

(6)
The loan participations from Terra Property Trust do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the Consolidated Schedule of Loans Held for Investments.

(7)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC (“Terra Income Advisors”), an affiliate of our sponsor and Terra Property Trust’s manager prior to February 8, 2018.

(8)	The maturity of this loan has been extended to December 31, 2018.

(9)	On September 29, 2017, Terra Property Trust entered into agreement with the borrower to provide funding commitment of up to $8.7 million. As of March 31, 2018, $7.0 million has been funded.

(10)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by Terra REIT Advisors beginning on February 8, 2018.

(11)	Terra Property Trust purchased its interest in this loan from Terra Income Fund 6, Inc. through a participation agreement.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2018 (unaudited) and December 31, 2017

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2017:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,139,967	$2,120,720	0.8%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	1,600,000	1,632,749	1,615,787	0.6%
	Total US - AL						3,700,000	3,772,716	3,736,507	1.4%
US - CA	2539 Morse, LLC	Mezzanine loan	Student housing	11.0%	10/20/2017	11/1/2020	2,333,333	2,350,365	2,352,364	0.9%
	Palmer City-Core Stockton Street, LLC (3)	Preferred equity investment	Hotel	12.0%	1/17/2014	1/17/2018	4,325,000	4,368,250	4,367,816	1.6%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	53,749,794	54,277,021	54,282,803	19.7%
	L.A. Warner Hotel Partners, LLC (4)(5)(6)	Preferred equity investment	Hotel	12.0%	7/25/2014	8/4/2018	32,100,000	32,640,675	32,417,778	11.8%
	TSG-Parcel 1, LLC (4)(6)(7)	First mortgage	Infill land	12.0%	7/10/2015	4/10/2018	18,000,000	18,180,000	18,178,193	6.6%
	SparQ Mezz Borrower, LLC (8)	Mezzanine loan	Multifamily	12.0%	9/29/2017	10/1/2020	449,140	452,358	452,772	0.2%
	Total US - CA						110,957,267	112,268,669	112,051,726	40.8%
US - DE	BPG Office Partners III/IV LLC (4)(5)(6)	Mezzanine loan	Office	13.5%	6/5/2015	6/5/2018	10,000,000	10,094,309	10,098,872	3.7%
US - FL	CGI 1100 Biscayne Management Holdco, LLC (6)(7)(9)	Mezzanine loan	Hotel	12.0% current 4.0% PIK	11/17/2017	5/17/2019	24,522,523	24,717,857	24,734,246	9.0%
	37 Gables Member LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,797,477	5,804,127	2.1%
	Greystone Gables Holdings Member LLC (5)(6)	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	504,129	504,707	0.2%
	RS JZ 2700 NW2, LLC (4)(6)	First mortgage	Land	12.0%	9/1/2016	3/1/2018	21,360,000	21,573,600	21,571,456	7.8%
	Total US - FL						52,132,523	52,593,063	52,614,536	19.1%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	3,500,000	3,663,309	3,535,027	1.3%
	OHM Atlanta Owner, LLC (6)(7)(9)	First mortgage	Land	12.0%	6/20/2017	6/20/2018	27,500,000	27,759,721	27,759,721	10.1%
	Total US - GA						31,000,000	31,423,030	31,294,748	11.4%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,689,608	3,033,655	1.1%
US - MA	150 Blackstone River Road, LLC	Mezzanine loan	Industrial	8.5%	9/21/2017	9/6/2027	7,000,000	7,000,000	7,000,000	2.5%
US - NC	Milestone Greensboro Holdings, LLC (5)(6)	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	3,500,000	3,537,223	3,534,591	1.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2018 (unaudited) and December 31, 2017

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2017 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - NY	Cape Church Mezz, LLC (5)(6)(10)	Mezzanine loan	Condominium	12.0%	3/15/2016	7/15/2019	$17,178,883	$17,321,426	$17,348,948	6.3%
	140 Schermerhorn Street Mezz LLC (4)(6)(7)	Mezzanine loan	Hotel	12.0%	11/16/2016	12/1/2019	15,000,000	15,118,900	15,131,264	5.5%
	575 CAD I LLC	Mezzanine loan	Condominium	12.0% current 2.5% PIK	1/31/2017	8/1/2019	12,512,370	12,609,885	12,612,289	4.6%
	WWML96MEZZ, LLC	Mezzanine loan	Condominium	13.0%	12/18/2015	12/31/2018	9,925,340	10,012,399	10,023,515	3.6%
	WWML96, LLC	Preferred equity investment	Condominium	13.0%	12/18/2015	12/31/2018	1,486,171	1,499,206	1,500,871	0.5%
	Total US - NY						56,102,764	56,561,816	56,616,887	20.5%
US - OR	Pollin Hotels PDX Mezzanine, LLC (5)(6)	Mezzanine loan	Hotel	13.0%	9/23/2013	10/6/2018	5,000,000	5,181,187	5,196,794	1.9%
US - PA	Millennium Waterfront Associates, L.P.	First mortgage	Infill land	12.0%	7/2/2015	12/28/2018	14,325,000	14,468,250	14,466,812	5.3%
US - SC	High Pointe Mezzanine Investments, LLC (5)(6)	Mezzanine loan	Student housing	13.0%	12/27/2013	1/6/2024	3,000,000	3,381,980	3,416,021	1.2%
US - TN	Kingsport 925-Mezz LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	1/6/2014	12/5/2018	3,000,000	3,115,146	3,099,690	1.1%
US - TX	Northland Museo Member, LLC (5)(6)	Mezzanine loan	Multifamily	12.0%	11/22/2013	12/6/2018	4,000,000	3,974,543	4,054,106	1.5%
	Austin H. I. Owner LLC (4)(6)	Mezzanine loan	Hotel	12.5%	9/30/2015	10/6/2020	3,500,000	3,524,694	3,527,956	1.3%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	7/30/2012	8/11/2022	1,131,243	1,223,634	1,142,423	0.4%
	Total US - TX						8,631,243	8,722,871	8,724,485	3.2%
US - UT	NB Factory JV, LLC (6)(7)	Preferred equity investment	Student housing	15.0%	6/29/2017	6/26/2020	3,595,670	3,595,670	3,595,670	1.2%
US - WA	The Bristol at Southport, LLC (6)(9)	Preferred equity investment	Multifamily	10.0% current 2.0% PIK	9/22/2017	9/22/2022	22,616,528	22,743,477	22,807,927	8.3%
US - Various	Nelson Brothers Professional Real Estate, LLC	Preferred equity investment	Student housing	14.0%	8/31/2016	2/1/2019	14,000,000	14,140,000	14,138,248	5.1%
	Total loans held for investment — non-controlled:						351,260,995	355,289,015	355,427,169	129.1%

	Loan held for investment through participation interest — non-controlled (11):
US - PA	KOP Hotel XXXI Mezz LP (4)(6)	Participation in mezzanine loan	Hotel	13.0%	11/24/2015	12/6/2022	1,800,000	1,804,715	1,807,503	0.7%
	Total loan held for investment through participation interest — non-controlled						1,800,000	1,804,715	1,807,503	0.7%

	Total gross loans held for investment						353,060,995	357,093,730	357,234,672	129.7%
	Obligations under participation agreements (4)(5)(6)(7)(9)						(75,077,891)	(76,053,279)	(75,991,436)	(27.6)%
	Net loans held for investment						$277,983,104	$281,040,451	$281,243,236	102.1%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2018 (unaudited) and December 31, 2017

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

(4)
Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra Income Advisors prior to February 8, 2018.

(5)
Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra Income Advisors prior to February 8, 2018.

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

(9)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by a subsidiary of Terra Income Advisors prior to February 8, 2018.

(10)	This loan was repaid on January 26, 2018.

(11)	Terra Property Trust purchased its interest in this loan from Terra Income Fund 6, Inc. through a participation agreement.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2018

Note 1. Business

Terra Secured Income Fund 5, LLC (and, together with its consolidated subsidiaries, the “Company”), is a specialized real estate finance company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. The Company’s investments finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on smaller, middle market loans in the approximately $3 million to $50 million range which are financing properties in primary and secondary markets because it believes these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company was formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. The Company makes substantially all of its investments and conduct substantially all of its real estate lending business through Terra Property Trust, which has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company’s objectives are to (i) preserve its members’ capital contributions, (ii) realize income from its investments and (iii) make monthly distributions to its members from cash generated from investments. There can be no assurances that the Company will be successful in meeting its objectives.

In December 2015, the members approved the merger of Terra Secured Income Fund, LLC (“Terra Fund 1”), Terra Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) with and into subsidiaries of the Company (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers effective January 1, 2016 (collectively, the “Merger”). Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a newly-formed and wholly-owned subsidiary of the Company that elected to be taxed as a REIT, in exchange for the shares of common stock of Terra Property Trust. Upon completion of the Merger, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust. The Company does not consolidate Terra Property Trust as Terra Property Trust is not an investment company.

The Company’s investment activities were externally managed by Terra Income Advisors, a private investment firm affiliated with the Company until February 8, 2018 when Terra Capital Partners, LLC (“Terra Capital Partners”), the Company’s sponsor, caused a new subsidiary of Terra Capital Partners, Terra Fund Advisors, LLC (“Terra Fund Advisors”), to be admitted as the replacement manager of the Company. When used herein the term “Manager” refers to Terra Income Advisors for periods prior to February 8, 2018 and refers to Terra Fund Advisors beginning on such date. The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or its affiliates or by individuals who were contracted by the Company or by the Manager or its affiliates to work on behalf of the Company pursuant to the terms of the operating agreement, as amended.

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

Notes to Consolidated Financial Statements (unaudited)

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2018 and 2017, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value

Notes to Consolidated Financial Statements (unaudited)

of financial instruments. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust and its primary investment position is the common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$273,234,708	$273,149,066	100.0%	$275,401,972	$275,428,953	100.0%

For the three months ended March 31, 2018 and 2017, the Company received approximately $7.7 million and $8.8 million of distributions from Terra Property Trust, respectively, of which $2.2 million and $2.7 million were returns of capital, respectively.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the summarized financial information of Terra Property Trust:

	March 31, 2018	December 31, 2017
Carrying value of investments	$349,138,287	$357,093,730
Other assets	75,056,721	51,899,445
Total assets	424,195,008	408,993,175
Mortgage loan payable and obligations under participation agreements	(106,755,964)	(110,175,525)
Accounts payable, accrued expenses and other liabilities	(44,100,508)	(23,307,944)
Total liabilities	(150,856,472)	(133,483,469)
Stockholder’s equity	$273,338,536	$275,509,706

	Three Months Ended March 31,
	2018	2017
Revenues	$10,392,685	$10,282,168
Expenses	(4,858,880)	(4,662,036)
Realized gain on investments	—	485,460
Net income	$5,533,805	$6,105,592

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

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$273,149,066	$273,149,066

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$275,428,953	$275,428,953

Changes in Level 3 investment for the three months ended March 31, 2018 and 2017 were as follows:

	Equity Investment in Terra Property Trust
	Three Months Ended March 31,
	2018	2017
Beginning balance	$275,428,953	$290,419,317
Return of capital	(2,167,264)	(2,669,563)
Net change in unrealized (depreciation) appreciation on investment	(112,623)	542,864
Ending balance	$273,149,066	$288,292,618
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(112,623)	$542,864

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2018 and 2017, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at March 31, 2018 and December 31, 2017 due to their short-term nature.

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

Notes to Consolidated Financial Statements (unaudited)

and, in addition to a proprietary valuation model, are based on market data, industry accepted third-party valuation models and discount rates or other methods the valuation committee deems to be appropriate.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	March 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$273,149,066	Discounted cash flow	Discount rate	6.99%	16.00%	13.10%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$275,428,953	Discounted cash flow	Discount rate	2.56%	16.00%	13.50%

Note 4. Related Party Transactions

Axar Transaction

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors to become the external manager of Terra Property Trust, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external advisor to Terra Income Fund 6, Inc. (“Terra Fund 6”), to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which an affiliate of Axar acquired from the respective owners thereof: (i) a 49% economic interest in the Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the Investment Company Act of 1940, as amended) of Terra Fund 6 of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6 and upon the satisfaction of certain other conditions.

Operating Agreement

The Company had an operating agreement, as amended, with Terra Income Advisors whereby Terra Income Advisors was responsible for the Company’s day-to-day operations. As part of the Axar Transaction, on February 8, 2018, Terra Income Advisors assigned all of its rights, title and interest in the Company pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, dated January 1, 2016, to Terra Fund Advisors. The operating agreement, as amended, is scheduled to terminate on December 31, 2023 unless the Company is dissolved earlier. Starting January 1, 2016, the Company conducts all of its real estate lending business through Terra Property Trust. As such, Terra Property Trust is responsible for management compensation paid and operating expenses reimbursed to its manager pursuant to a management agreement with the manager.

Management Agreement

As part of the Axar Transaction, Terra Income Advisors, Terra Property Trust’s manager prior to February 8, 2018, assigned all of its rights, title and interest in and to its then current external management agreement with Terra Property Trust to Terra REIT Advisors and immediately thereafter, Terra REIT Advisors and Terra Property Trust amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and Terra Property Trust in effect immediately prior to the Axar Transaction, except for the identity of the manager.

Notes to Consolidated Financial Statements (unaudited)

Dividend Income

As discussed in Note 3, for the three months ended March 31, 2018 and 2017, the Company received approximately $7.7 million and $8.8 million of distributions from Terra Property Trust, respectively, of which $2.2 million and $2.7 million was a return of capital, respectively.

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

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of the Company’s interest-bearing financial instruments. With respect to Terra Property Trust’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to slow, and (v) to the extent Terra Property Trust enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons

Notes to Consolidated Financial Statements (unaudited)

on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to increase, and (v) to the extent Terra Property Trust enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

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

Note 7. Members’ Capital

As of March 31, 2018 and December 31, 2017, the Company had 6,695.9 units and 6,697.4 units outstanding, respectively, and the net asset value per unit was $40,814 and $41,143, respectively.

Capital Contributions

As of January 31, 2015, the offering period ended and the Company stopped accepting capital contributions.

Capital Distributions

At the discretion of the Manager, the Company may make distributions from net cash flow from operations, net disposition proceeds, or other cash available for distribution. Distributions are made to holders of Continuing Income Units (regular units of limited liability company interest in the Company) in proportion to their unit holdings until they receive a return of their initial Deemed Capital Contribution, as defined in the operating agreement, plus a preferred return ranging from 8.5% to 9.0% depending on the historical preferred return applicable to their Terra Fund units, after which time distributions are made 15% to the Manager which the Company referred to as the carried interest distribution, and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the offering concurrent with the Merger is 8.5%.

In addition, holders of Termination Units (membership interest in the Company that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments) receive monthly distributions at a fixed rate of 6.0% per annum of the Unreturned Invested Capital, as defined in the operating agreement.

For the three months ended March 31, 2018 and 2017, the Company made total distribution to non-manager members of $7.5 million and $7.9 million, respectively. For the three months ended March 31, 2018 and 2017, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units will be redeemed on the original expected liquidation dates of the funds. For the three months ended March 31, 2018, 1.5 Continuing Income Units were redeemed for $0.1 million and no Termination Units were redeemed. For the three months ended March 31, 2017, the Company did not redeem any Continuing Income Units or Termination Units.

The following table presents a summary of the Termination Units outstanding as of March 31, 2018:

Fund	Number of Units	Scheduled Redemption Date
Terra Fund 4	50.4	July 2018

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of March 31, 2018 and December 31, 2017, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the offering concurrent with the Merger was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,697.4	6,697.4	—	6,826.5	6,826.5
Early redemption of Continuing Income Units	—	(1.5)	(1.5)	—	—	—
Units outstanding, end of period	—	6,695.9	6,695.9	—	6,826.5	6,826.5

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the three months ended March 31, 2018 and 2017. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per unit operating performance:
Net asset value per unit, beginning of period	$41,143	$42,423
Increase in members’ capital from operations (1):
Net investment income	810	880
Net change in unrealized (depreciation) appreciation on investment	(17)	80
Total increase in members’ capital from operations	793	960
Distributions to member (2):
Capital distributions	(1,122)	(1,162)
Net decrease in members’ capital resulting from distributions	(1,122)	(1,162)
Capital share transactions:
Other (3)	—	(3)
Net increase in members’ capital resulting from capital share transactions	—	(3)
Net asset value per unit, end of period	$40,814	$42,218

Ratios to average net assets:
Expenses	0.16%	0.04%
Net investment income	7.90%	2.08%

IRR, beginning of period	6.26%	5.43%
IRR, end of period	6.38%	5.88%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,698 units and 6,826 units for the three months ended March 31, 2018 and 2017, respectively.

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

FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

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

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund, LLC (“Terra Fund 1”); Terra Secured Income Fund 2, LLC (“Terra Fund 2”); Terra Secured Income Fund 3, LLC (“Terra Fund 3”); Terra Secured Income Fund 4, LLC (“Terra Fund 4”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC; Terra Property Trust, Inc. (“Terra Property Trust”), our wholly-owned subsidiary; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. Other factors that could cause actual results to differ materially include:

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

Overview

We are a specialized real estate finance company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. Our investments finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on smaller, middle market loans in the approximately $3 million to $50 million range which are financing properties in primary and secondary markets because we believe these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments and conduct substantially all of our real estate lending business through Terra Property Trust, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our objectives.

On January 1, 2016, Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 merged with and into our subsidiaries (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to Terra Property Trust in exchange for all of the common shares of Terra Property Trust. We elected to engage in these transactions to continue our business as a REIT for U.S. federal income tax purposes, and to provide our members with a more broadly diversified portfolio of assets while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

As described in greater detail in our current report on Form 8-K filed with the SEC on February 14, 2018, on February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of Terra Property Trust, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external advisor to Terra Income Fund 6, Inc. (“Terra Fund 6”), to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an affiliate of Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which an affiliate of Axar acquired from the respective owners thereof: (i) a 49% economic interest in Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors, with an agreement to acquire an additional 16.7% economic interest, and for the entire 65.7% stake to become a voting interest in Terra Income Advisors, subject to requisite approval by a majority of the outstanding voting securities (as defined by the 1940 Act) of Terra Fund 6 of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6 and upon the satisfaction of certain other conditions. When used herein the term “Manager” refers to Terra Income Advisors for periods prior to February 8, 2018 and refers to Terra Fund Advisors beginning on such date.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Fixed Rate		Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	31	1	2	33	17	33
Principal balance	$270,889,365		$74,619,375	$345,508,740	71,802,263	$273,706,477
Amortized cost	273,978,912		75,159,375	349,138,287	72,705,981	276,432,306
Fair value	274,097,979		75,154,820	349,252,799	72,651,393	276,601,406
Weighted average coupon rate	12.84%		11.22%	12.49%	12.82%	12.40%
Weighted-average remaining term (years)	1.57		1.37	1.52	0.97	1.67

	December 31, 2017
	Fixed Rate		Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	33	1	1	34	19	34
Principal balance	$299,311,201		$53,749,794	$353,060,995	75,077,891	$277,983,104
Amortized cost	302,816,709		54,277,021	357,093,730	76,053,279	281,040,451
Fair value	302,951,869		54,282,803	357,234,672	75,991,436	281,243,236
Weighted average coupon rate	12.79%		9.97%	12.36%	12.67%	12.23%
Weighted-average remaining term (years)	1.62		0.19	1.40	1.14	1.47
_______________

(1)
These loans pay a coupon interest rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. One of the loans has a LIBOR floor of 0.5%. Coupon rate shown was determined using the applicable annual coupon rate as of March 31, 2018 and December 31, 2017.

Portfolio Information

The tables below detail the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	March 31, 2018				December 31, 2017
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Mezzanine loans	$94,879,017	$96,125,965	$96,254,134	34.8%	$101,115,711	$102,386,404	$102,670,907	36.5%
First mortgages	91,871,939	93,020,022	92,780,264	33.5%	109,231,733	110,306,919	110,308,371	39.2%
Preferred equity investments	78,541,034	78,787,687	79,069,429	28.6%	67,635,660	68,347,128	68,263,958	24.3%
Credit facility (1)	8,414,487	8,498,632	8,497,579	3.1%	—	—	—	—%
Total	$273,706,477	$276,432,306	$276,601,406	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)	Represents unused cash from a credit facility.

	March 31, 2018				December 31, 2017
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$61,266,912	$61,869,935	$61,865,951	22.4%	$58,145,794	$58,714,480	$58,722,267	20.9%
Infill land	58,491,314	59,099,397	58,864,194	21.2%	55,481,939	56,029,898	56,025,568	19.9%
Hotel	52,986,066	53,319,538	53,531,432	19.4%	59,319,892	60,026,750	59,958,385	21.3%
Multifamily	44,144,155	44,709,354	44,584,288	16.1%	37,456,258	37,988,040	37,848,395	13.5%
Condominium	27,750,083	27,990,157	28,004,813	10.1%	38,511,274	38,829,923	38,868,479	13.8%
Student housing	13,653,460	13,945,293	14,253,149	5.2%	22,067,947	22,451,360	22,820,142	8.1%
Industrial	7,000,000	7,000,000	7,000,000	2.5%	7,000,000	7,000,000	7,000,000	2.5%
Credit facility (1)	8,414,487	8,498,632	8,497,579	3.1%	—	—	—	—%
Total	$273,706,477	$276,432,306	$276,601,406	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)	Represents unused cash from a credit facility.

	March 31, 2018				December 31, 2017
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$102,331,607	$103,199,379	$103,322,641	37.4%	$104,362,267	$105,490,614	$105,391,192	37.5%
New York	53,619,458	53,811,284	53,923,863	19.5%	43,761,274	44,121,538	44,164,421	15.7%
Florida	22,506,066	22,642,326	22,709,565	8.1%	39,926,892	40,281,901	40,296,964	14.2%
Washington	20,460,624	20,578,389	20,638,176	7.5%	20,354,875	20,469,129	20,527,134	7.3%
Georgia	15,846,939	16,059,746	16,010,786	5.8%	15,846,939	16,126,857	15,998,575	5.7%
Pennsylvania	15,585,000	15,896,301	15,732,876	5.7%	15,585,000	15,731,551	15,732,064	5.6%
Massachusetts	7,000,000	7,000,000	7,000,000	2.5%	7,000,000	7,000,000	7,000,000	2.5%
Texas	6,093,243	6,404,855	6,133,659	2.2%	6,093,243	6,188,077	6,157,971	2.2%
Delaware	4,396,000	4,438,893	4,439,464	1.6%	4,396,000	4,437,459	4,439,464	1.6%
Alabama	3,700,000	3,770,440	3,736,507	1.4%	3,700,000	3,772,716	3,736,507	1.3%
Oregon	3,140,000	3,218,595	3,238,032	1.2%	3,140,000	3,246,472	3,263,587	1.2%
Ohio	2,994,439	3,024,383	3,024,009	1.1%	4,000,000	4,040,000	4,039,499	1.4%
Other (1)	16,033,101	16,387,715	16,691,828	6.0%	9,816,614	10,134,137	10,495,858	3.8%
Total	$273,706,477	$276,432,306	$276,601,406	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)
Other includes $8.4 million of unused cash from a credit facility at March 31, 2018. Other includes $2.7 million of properties in Indiana, $1.9 million of properties in South Carolina, $1.9 million of properties in Tennessee and $1.1 million of properties in Utah at both March 31, 2018 and December 31, 2017 as well as $2.2 million of properties in North Carolina at December 31, 2017.

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

Results of Operations
The following table presents the comparative results of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Investment income
Dividend income	$5,533,805	$6,130,592	$(596,787)
Other operating income	543	680	(137)
Total investment income	5,534,348	6,131,272	(596,924)
Operating expenses
Professional fees	108,546	95,343	13,203
Other	3,919	28,535	(24,616)
Total operating expenses	112,465	123,878	(11,413)
Net investment income	5,421,883	6,007,394	(585,511)
Net change in unrealized (depreciation) appreciation on investment	(112,623)	542,864	(655,487)
Net increase in members’ capital resulting from operations	$5,309,260	$6,550,258	$(1,240,998)

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended March 31, 2018 and 2017, we received distributions of $7.7 million and $8.8 million, respectively, or $0.52 and $0.59 per share, respectively, from Terra Property Trust, of which $5.5 million and $6.1 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $2.2 million and $2.7 million was recorded as return of capital, respectively. The $0.6 million decrease in Terra Property Trust’s net income was primarily due to (i) a decrease in net contractual interest income of $0.8 million as a result of lower weighted average principal balance partially offset by higher weighted average coupon rate; and (ii) prepayment income of $0.3 million received for three months ended March 31, 2017 from the early repayment of three loans. There was no such prepayment income received for the three months ended March 31, 2018. These decreases in Terra Property Trust's net income were partially offset by a decrease in amortization of net purchase premium of $0.4 million for the three months ended March 31, 2018 as compared to the same period in 2017, which increased interest income by the same amount, as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 as well as a senior loan purchased in 2017 became substantially amortized.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and mortgage loan payable. The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Total portfolio
Gross loans	$334,723,578	12.4%	$340,995,601	12.0%
Obligations under participation agreements	(70,725,372)	12.7%	(42,727,454)	12.6%
Mortgage loan payable	(34,000,000)	7.0%	(34,000,000)	5.7%
Net loans (1)	$229,998,206	13.1%	$264,268,147	12.7%

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Senior loans
Gross loans	$122,770,894	11.1%	$146,960,901	10.3%
Obligations under participation agreements	(23,536,395)	12.0%	(11,537,778)	11.3%
Mortgage loan payable	(34,000,000)	7.0%	(34,000,000)	5.7%
Net loans (1)	$65,234,499	13.0%	$101,423,123	11.7%
Subordinated loans (2)
Gross loans	$211,952,685	13.1%	$194,034,700	13.3%
Obligations under participation agreements	(47,188,978)	13.1%	(31,189,676)	13.1%
Net loans (1)	$164,763,707	13.1%	$162,845,024	13.3%
_______________

(1)
The weighted average coupon rate represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.

(2)	Subordinated loans include mezzanine loans, preferred equity investments and a credit facility.

For the three months ended March 31, 2018 as compared to the same period in 2017, the increase in weighted average coupon rate was due to a decrease in investments in senior loans, which are typically larger principal-balance loans paying lower levels of interest reflecting the lower perceived risk due to their senior position in the borrower’s capital structure as compared to investments in subordinated loans, as well as the senior loans that matured in the prior year period having coupon rates that were lower than the current senior loans.

Annualized Net Effective Yield

The following table presents a calculation of Terra Property Trust’s annualized net effective yield on its net loan portfolio for the periods presented:

	Three Months Ended March 31,
	2018	2017	Change
Total portfolio
Interest income	$10,361,404	$9,967,675	$393,729
Interest expense — obligations under participation agreements	(2,198,850)	(1,307,429)	(891,421)
Interest expense — mortgage loan payable	(638,921)	(619,886)	(19,035)
Net interest income	$7,523,633	$8,040,360	$(516,727)
Weighted average carrying value of gross loans	$338,910,403	$348,128,464	$(9,218,061)
Weighted average carrying value of obligations under participation agreements	(71,701,123)	(43,576,788)	(28,124,335)
Weighted average carrying value of mortgage loan payable	(33,958,972)	(33,811,688)	(147,284)
Weighted average carrying value of net loans	$233,250,308	$270,739,988	$(37,489,680)
Annualized net effective yield (1)	12.9%	11.9%	1.0%
_______________

(1)	Represents the annualized net interest income divided by the weighted average carrying value of net loans during the period.

The following table presents the components of the annualized net effective yield on Terra Property Trust’s net loan portfolio:

	Three Months Ended March 31,
	2018	2017	Change
Net contractual interest income (1)	13.1%	12.5%	0.6%
Amortization of net purchase premium (2)	(0.2)%	(0.6)%	0.4%
Total	12.9%	11.9%	1.0%
_______________

(1)	The increase was primarily due to an increase in weighted average coupon rate (see “Net Loan Portfolio” above).

(2)
The increase was primarily due to a decrease in amortization of net purchase premium as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 as well as a senior loan purchased in 2017 became substantially amortized.

Net Change in Unrealized (Depreciation) Appreciation on Investment

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

2018 — For the three months ended March 31, 2018, we recorded a net change in unrealized depreciation on investment of $0.1 million, primarily due to the extension fee associated with a matured mortgage loan payable that we extended.

2017 — For the three months ended March 31, 2017, we recorded a net change in unrealized appreciation on investment of $0.5 million, primarily due to the amortization of a substantial portion of the net purchase premiums recognized in connection with the Merger in 2016, which reduced the carrying value of the loans.

Net Increase in Members’ Capital Resulting from Operations

For the three months ended March 31, 2018 as compared to the same period in 2017, the resulting net increase in members’ capital results from operations decreased by $1.2 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members and, to a lesser extent, redeeming Terra Fund 4 Termination Units for approximately $2.1 million. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s expected loan and liability maturities during the next twelve months include the sole mortgage loan payable with a principal amount of $34.0 million which matures in September 2018, assuming no additional extension, and obligations under participation agreements totaling $41.8 million. As of March 31, 2018, the principal balance of the first mortgage encumbering the mortgage loans was past due. Terra Property Trust is in the process of taking over the real estate property encumbering the first mortgage. Terra Property Trust expects to fully recover the principal balance of the first mortgage because the fair value of the underlying real estate property exceeds the principal balance of the first mortgage. Terra Property Trust expects to use the proceeds from the sale of the real estate property to repay the mortgage loan payable and use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $31.0 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

Cash Flows Provided by Operating Activities

2018 — For the three months ended March 31, 2018, cash flows provided by operating activities were $7.6 million, primarily due to $7.7 million of dividends received from Terra Property Trust, of which $2.2 million was recorded as a return of capital.

2017 — For the three months ended March 31, 2017, cash flows provided by operating activities were $8.0 million, primarily due to $8.8 million of dividends received from Terra Property Trust, of which $2.7 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2018 — For the three months ended March 31, 2018, cash flows used in financing activities was $7.6 million, consisting of distributions paid to members of $7.5 million and $0.1 million used to redeem 1.5 continuing income units.

2017 — For the three months ended March 31, 2017, cash flows used in financing activities was $7.9 million for distributions paid to members.

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

Allowance for Loan Losses

Terra Property Trust’s loans are typically collateralized by either the sponsors’ equity interest in real estate properties or real estate properties. As a result, Terra Property Trust regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Our Manager employs an asset management approach and monitors the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt-service coverage ratio and the debt yield, supplemented by occasional site visits to evaluate the assets. Our Manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments. The information gathered by way of the asset management process is sufficient in assessing collectability.

Using the information gathered by way of the asset management process, our Manager performs a quarterly, or more frequently as needed, review of Terra Property Trust’s portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan and assigns each loan a risk rating. Based on a 5-point scale, Terra Property Trust’s loans are rated “1” through “5”, from less risk to greater risk. For loans with a risk rating of “4” and “5”, our Manager assesses each loan for collectability. This includes the ability to realize the full amount of principal and interest in the event that Terra Property Trust needs to exercise its rights under the terms of the agreement and/or any other contemplated workout or modification. To the extent the net realizable amount analysis indicates the principal amount of the recorded loan as of the reporting date is in jeopardy, an appropriate allowance for loan losses will be recorded. Additionally, Terra Property Trust records a general allowance for loan losses equal to 1.5% of the aggregate principal amount of loans rated as a “4” and 5% of the aggregate principal amount of loans rated as a “5”, and in both cases, excluding loans on which a specific allowance has been recorded.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2018 and 2017, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three months ended March 31, 2018 and 2017, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations

As part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with Terra Property Trust to Terra REIT Advisors and immediately thereafter, Terra REIT Advisors and Terra Property Trust amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and Terra Property Trust in effect immediately prior to the Axar Transaction, except for the identity of our manager.

Terra Property Trust currently pays the following fees to Terra REIT Advisors pursuant to a management agreement:

Origination Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related loans, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, Terra REIT Advisors also receives an origination fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension. The origination fee is offset by the amount of any origination fee received by Terra Property Trust from borrowers.

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

Transaction Breakup Fee. In the event that Terra Property Trust receives any “breakup fees,” “busted-deal fees,” termination fees, or similar fees or liquidated damages from a third-party in connection with the termination or non-consummation of any loan or disposition transaction, Terra REIT Advisors will be entitled to receive one-half of such amounts, in addition to the reimbursement of all out-of-pocket fees and expenses incurred by Terra REIT Advisors with respect to its evaluation and pursuit of such transactions.

In addition to the fees described above, Terra Property Trust reimburses Terra REIT Advisors for operating expenses incurred in connection with services provided to the operations of Terra Property Trust, including Terra Property Trust’s allocable share of Terra REIT Advisors’ overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors as well as Terra REIT Advisors in connection with providing services to Terra Property Trust:

	Three Months Ended March 31,
	2018	2017
Origination fee expense (1)	$388,859	$344,100
Asset management fee	764,499	801,428
Asset servicing fee	166,256	188,328
Operating expenses reimbursed to Manager	801,899	903,286
Disposition fee (2)	509,643	227,379
Total	$2,631,156	$2,464,521
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition fee is generally offset with exit fee income on the consolidated statements of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. We adopted this standard on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. We adopted this standard on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this standard on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements and disclosures.

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
As of March 31, 2018, Terra Property Trust had a preferred equity investment with a principal balance of $20.6 million that provides for interest income at an annual rate of LIBOR plus 12.50%. Additionally, Terra Property Trust had $34.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 5.25%. A decrease of

1,000 basis points in LIBOR would decrease our annual net interest expense by approximately $0.2 million and an increase of 1,000 basis points in LIBOR would increase our annual net interest expense by approximately $1.3 million.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.
Neither we, Terra Property Trust nor our Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra Property Trust or our Manager. From time to time, we, Terra Property Trust and individuals employed by our Manager or its affiliates may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

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

10.1*	Amended and Restated Management Agreement between Terra Property Trust, Inc. and Terra REIT Advisors, LLC, dated February 8, 2018.

10.2*	Voting Agreement between the registrant, Terra Property Trust, Inc. and Terra REIT Advisors, LLC, dated February 8, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
_______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form10-Q to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: May 11, 2018

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