Form 10-Q
period 2018-06-30
Terra Secured Income Fund 5, LLC
filed 2018-08-08
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2018, the registrant had 6,655.9 units of limited liability company interests outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $270,916,726 and $275,401,972, respectively)	$270,767,953	$275,428,953
Cash and cash equivalents	142,637	212,366
Other assets	26,820	3,864
Total assets	$270,937,410	$275,645,183

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$132,914	$95,728
Total liabilities	132,914	95,728
Commitments and contingencies (Note 6)
Members’ capital:
Managing member	—	—
Non-managing members	270,804,496	275,549,455
Total members’ capital	270,804,496	275,549,455
Total liabilities and members’ capital	$270,937,410	$275,645,183

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income — controlled
Dividend income	$6,808,108	$5,123,787	$12,341,913	$11,254,379
Investment income
Other operating income	460	273	1,003	953
Total investment income	6,808,568	5,124,060	12,342,916	11,255,332
Operating expenses
Professional fees	99,290	232,022	207,836	327,365
Other	4,022	3,778	7,941	32,313
Total operating expenses	103,312	235,800	215,777	359,678
Net investment income	6,705,256	4,888,260	12,127,139	10,895,654
Net change in unrealized (depreciation) appreciation on investment — controlled	(63,131)	(50,870)	(175,754)	491,994
Net increase in members’ capital resulting from operations	$6,642,125	$4,837,390	$11,951,385	$11,387,648

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Six Months Ended June 30, 2018 and 2017

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(15,017,413)	(15,017,413)
Capital redemptions	—	(1,678,931)	(1,678,931)
Increase in members’ capital resulting from operations:
Net investment income	—	12,127,139	12,127,139
Net change in unrealized depreciation on investment	—	(175,754)	(175,754)
Net increase in members’ capital resulting from operations	—	11,951,385	11,951,385
Balance, June 30, 2018	$—	$270,804,496	$270,804,496

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(15,545,394)	(15,545,394)
Increase in members’ capital resulting from operations:
Net investment income	—	10,895,654	10,895,654
Net change in unrealized appreciation on investment	—	491,994	491,994
Net increase in members’ capital resulting from operations	—	11,387,648	11,387,648
Balance, June 30, 2017	$—	$285,428,658	$285,428,658

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$11,951,385	$11,387,648
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	4,485,246	5,319,918
Net change in unrealized depreciation (appreciation) on investment	175,754	(491,994)

Changes in operating assets and liabilities:
Increase in other assets	(22,985)	—
Increase (decrease) in accounts payable and accrued expenses	37,186	(223,499)
Decrease in due to Terra Property Trust, Inc.	—	(438,249)
Net cash provided by operating activities	16,626,586	15,553,824

Cash flows from financing activities:
Distributions paid	(15,017,384)	(15,546,042)
Payments for capital redemptions	(1,678,931)	—
Net cash used in financing activities	(16,696,315)	(15,546,042)

Net (decrease) increase in cash and cash equivalents	(69,729)	7,782
Cash and cash equivalents at beginning of period	212,366	41,520
Cash and cash equivalents at end of period	$142,637	$49,302

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
June 30, 2018 (unaudited) and December 31, 2017

As of June 30, 2018 and December 31, 2017, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	June 30, 2018			December 31, 2017
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$270,916,726	$270,767,953	100.0%	$275,401,972	$275,428,953	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust, Inc. (“Terra Property Trust”), the Company’s wholly-owned subsidiary, as of June 30, 2018:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Current Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,137,543	$2,120,720	0.8%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	16.0%	4/7/2012	8/1/2022	1,600,000	1,630,651	1,615,787	0.6%
	Total US - AL							3,700,000	3,768,194	3,736,507	1.4%
US - CA	2539 Morse, LLC	Mezzanine loan	Student housing	11.0%	11.0%	10/20/2017	11/1/2020	4,666,666	4,702,673	4,706,900	1.8%
	City Gardens 333 LLC (6)(7)(8)	Preferred equity investment	Student housing	LIBOR + 9.95% with LIBOR floor of 2.0%	12.0%	4/11/2018	4/1/2021	15,099,351	15,099,351	15,099,351	5.6%
	Maguire Partners-1733 Ocean, LLC (3)	First mortgage	Office	LIBOR + 8.5% with a LIBOR floor of 0.5%	10.6%	3/7/2016	3/9/2018	54,000,000	54,540,000	54,535,445	20.1%
	L.A. Warner Hotel Partners, LLC (4)(5)(6)	Preferred equity investment	Hotel	12.0%	12.0%	7/25/2014	8/4/2018	32,100,000	32,570,149	32,413,954	12.0%
	Orange Grove Property Investors, LLC (6)(7)	Preferred equity investment	Condominium	LIBOR + 8.0% with LIBOR floor of 4.0%	12.0%	5/24/2018	6/1/2021	8,044,977	8,101,476	8,105,062	3.0%
	TSG-Parcel 1, LLC (4)(6)(7)	First mortgage	Infill land	LIBOR + 10.0% with a LIBOR floor of 2.0%	12.0%	7/10/2015	12/31/2018	18,000,000	18,180,000	18,178,193	6.7%
	SparQ Mezz Borrower, LLC	Mezzanine loan	Multifamily	12.0%	12.0%	9/29/2017	10/1/2020	7,620,000	7,678,012	7,685,477	2.8%
	Windy Hill PV Seven CM, LLC	Preferred equity investment	Office	10.0% current 2.5% PIK	12.5%	1/9/2018	1/9/2021	10,921,177	11,000,182	11,000,182	4.1%
	Total US - CA							150,452,171	151,871,843	151,724,564	56.1%
US - DE	BPG Office Partners III/IV LLC (4)(5)(6)	Mezzanine loan	Office	13.5%	13.5%	6/5/2015	9/4/2018	10,000,000	10,100,000	10,098,872	3.7%
US - FL	CGI 1100 Biscayne Management Holdco, LLC (6)(7)(8)	Mezzanine loan	Hotel	12.0% current 4.0% PIK	16.0%	11/17/2017	5/17/2019	25,040,167	25,267,711	25,277,064	9.4%
	37 Gables Member LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	13.0%	6/16/2016	6/16/2019	5,750,000	5,800,693	5,806,875	2.1%
	Greystone Gables Holdings Member LLC (5)(6)	Preferred equity investment	Multifamily	13.0%	13.0%	6/16/2016	6/16/2019	500,000	504,409	504,946	0.2%
	Total US - FL							31,290,167	31,572,813	31,588,885	11.7%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2018 (unaudited) and December 31, 2017

Terra Property Trust Schedule of Loans Held for Investment as of June 30, 2018 (Continued):

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Current Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - GA	OHM Atlanta Owner, LLC (6)(7)(8)	First mortgage	Infill land	LIBOR + 9.0% with LIBOR floor of 3.0%	12.0%	6/20/2017	6/20/2018	$27,500,000	$27,775,000	$27,772,240	10.3%
US - NC	Stonewall Station Mezz LLC (6)(7)	Mezzanine loan	Hotel	12.0% current 2.0% PIK	14.0%	6/1/2018	5/20/2021	4,257,103	4,285,374	4,289,518	1.6%
US - MA	150 Blackstone River Road, LLC	Mezzanine loan	Industrial	8.5%	8.5%	9/21/2017	9/6/2027	7,000,000	7,000,000	7,000,000	2.6%
US - NY	140 Schermerhorn Street Mezz LLC (4)(6)(7)	Mezzanine loan	Hotel	12.0%	12.0%	11/16/2016	12/1/2019	15,000,000	15,126,318	15,147,871	5.6%
	221 W. 17th Street Owner, LLC	Mezzanine loan	Condominium	12.8%	12.8%	1/19/2018	3/31/2019	4,700,000	4,742,679	4,743,604	1.8%
	575 CAD I LLC (4)(5)(6)	Mezzanine loan	Condominium	12.0% current 2.5% PIK	14.5%	1/31/2017	7/31/2019	14,411,211	14,530,666	14,533,611	5.4%
	REEC Harlem Holdings Company, LLC	Preferred equity investment	Infill land	LIBOR + 12.5% with no LIBOR floor	14.5%	3/9/2018	3/9/2023	20,619,375	20,619,375	20,619,375	7.6%
	RS JZ Driggs, LLC (6)(7)	Preferred equity investment	Multifamily	12.3%	12.3%	5/1/2018	5/1/2020	2,000,000	2,015,940	2,015,940	0.7%
	WWML96MEZZ, LLC	Mezzanine loan	Condominium	13.0%	13.0%	12/18/2015	12/31/2018	13,202,918	13,326,571	13,333,513	4.9%
	WWML96, LLC	Preferred equity investment	Condominium	13.0%	13.0%	12/18/2015	12/31/2018	1,549,420	1,563,931	1,564,746	0.6%
	Total US - NY							71,482,924	71,925,480	71,958,660	26.6%
US - OR	Pollin Hotels PDX Mezzanine, LLC (5)(6)	Mezzanine loan	Hotel	13.0%	13.0%	9/23/2013	10/6/2018	5,000,000	5,093,605	5,116,844	1.9%
US - PA	Millennium Waterfront Associates, L.P.	First mortgage	Infill land	12.0%	12.0%	7/2/2015	12/28/2018	14,325,000	14,468,250	14,466,812	5.3%
US - SC	High Pointe Mezzanine Investments, LLC (5)(6)	Mezzanine loan	Student housing	13.0%	13.0%	12/27/2013	1/6/2024	3,000,000	3,352,208	3,342,942	1.2%
US - TN	Kingsport 925-Mezz LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	13.0%	1/6/2014	12/5/2018	3,000,000	3,068,622	3,057,690	1.1%
US - TX	Northland Museo Member, LLC (5)(6)	Mezzanine loan	Multifamily	12.0%	12.0%	11/22/2013	12/6/2018	4,000,000	3,988,429	4,004,955	1.5%
	Austin H. I. Owner LLC (4)(6)	Mezzanine loan	Hotel	12.5%	12.5%	9/30/2015	10/6/2020	3,500,000	3,526,300	3,508,541	1.3%
	AHF-Heritage #1, LLC	Mezzanine loan	Multifamily	14.0%	14.0%	7/30/2012	8/11/2022	1,131,243	1,214,630	1,142,423	0.4%
	Total US - TX							8,631,243	8,729,359	8,655,919	3.2%
US - UT	NB Factory JV, LLC (6)(7)	Preferred equity investment	Student housing	15.0%	15.0%	6/29/2017	6/26/2020	3,595,670	3,595,670	3,595,670	1.3%
US - WA	The Bristol at Southport, LLC (6)(8)	Preferred equity investment	Multifamily	10.0% current 2.0% PIK	12.0%	9/22/2017	9/22/2022	22,856,447	22,991,317	23,059,788	8.5%
US - Various	Nelson Brothers Professional Real Estate, LLC	Facility	Various	14.0%	14.0%	8/31/2016	2/1/2019	14,000,000	14,140,000	14,138,363	5.2%
	Total loans held for investment — non-controlled:							380,090,725	383,737,735	383,603,274	141.7%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2018 (unaudited) and December 31, 2017

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Current Interest Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loan held for investment through participation interest — non-controlled (9):
US - PA	KOP Hotel XXXI Mezz LP (4)(6)(9)	Participation in mezzanine loan	Hotel	13.0%	13.0%	11/24/2015	12/6/2022	$1,800,000	$1,805,033	$1,809,205	0.6%
US - CA	LD Milipitas Mezz, LLC (9)(10)	Participation in mezzanine loan	Hotel	LIBOR +10.25% with a LIBOR floor of 2.75%	13.0%	6/27/2018	6/27/2021	—	—	—	—%
	Total loan held for investment through participation interest — non-controlled							1,800,000	1,805,033	1,809,205	0.6%

	Total gross loans held for investment							381,890,725	385,542,768	385,412,479	142.3%
	Obligations under participation agreements (4)(5)(6)(7)(8)							(86,354,064)	(87,291,408)	(87,227,961)	(32.2)%
	Allowance for loan losses							—	(375,603)	—	—%
	Net loans held for investment							$295,536,661	$297,875,757	$298,184,518	110.1%

___________________________

(1)
Because there is no readily available market for these loans, the fair values of these loans were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager beginning on February 8, 2018, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $270.8 million as of June 30, 2018.

(3)	As of June 30, 2018, the principal balance of this loan was past due. On July 30, 2018, Terra Property Trust foreclosed on the real estate property encumbering the loan.

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

(6)
The loan participations from Terra Property Trust do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

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

(9)	Terra Property Trust purchased its interest in this loan from Terra Income Fund 6, Inc. through a participation agreement.

(10)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of June 30, 2018, none of the commitment has been funded.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2018 (unaudited) and December 31, 2017

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
June 30, 2018 (unaudited) and December 31, 2017

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
June 30, 2018 (unaudited) and December 31, 2017

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

(6)
The loan participations from Terra Property Trust do not qualify for sale accounting under ASC Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

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
June 30, 2018

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the

Notes to Consolidated Financial Statements (unaudited)

date of the consolidated financial statements and the reported amounts of gains (losses), income and expenses during the reporting period. Actual results could significantly differ from those estimates. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements is the valuation of investments (Note 3).

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2018 and 2017, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

The following table presents a summary of the Company’s investment at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$270,916,726	$270,767,953	100.0%	$275,401,972	$275,428,953	100.0%

For the three months ended June 30, 2018 and 2017, the Company received approximately $9.1 million and $7.8 million of distributions from Terra Property Trust, respectively, of which $2.3 million and $2.7 million was a return of capital, respectively. For the six months ended June 30, 2018 and 2017, the Company received approximately $16.8 million and $16.6 million of distributions from Terra Property Trust, respectively, of which $4.5 million and $5.3 million were returns of capital, respectively.

The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2018	December 31, 2017
Carrying value of investments	$385,167,165	$357,093,730
Other assets	53,848,115	51,899,445
Total assets	439,015,280	408,993,175
Mortgage loan payable and obligations under participation agreements	(121,293,056)	(110,175,525)
Accounts payable, accrued expenses and other liabilities	(46,705,576)	(23,307,944)
Total liabilities	(167,998,632)	(133,483,469)
Stockholder’s equity	$271,016,648	$275,509,706

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Revenues	$12,570,307	$8,263,429	$22,962,992	$18,545,597
Expenses	(5,762,199)	(3,119,142)	(10,621,079)	(7,781,178)
Realized gain on investments	—	4,500	—	489,960
Net income	$6,808,108	$5,148,787	$12,341,913	$11,254,379

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

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$270,767,953	$270,767,953

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$275,428,953	$275,428,953

Changes in Level 3 investment for the six months ended June 30, 2018 and 2017 were as follows:

	Equity Investment in Terra Property Trust
	Six Months Ended June 30,
	2018	2017
Beginning balance	$275,428,953	$290,419,317
Return of capital	(4,485,246)	(5,319,918)
Net change in unrealized (depreciation) appreciation on investment	(175,754)	491,994
Ending balance	$270,767,953	$285,591,393
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(175,754)	$491,994

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and six months ended June 30, 2018 and 2017, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2018 and December 31, 2017 due to their short-term nature.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

Notes to Consolidated Financial Statements (unaudited)

	Fair Value	Primary Valuation Technique	Unobservable Inputs	June 30, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$270,767,953	Discounted cash flow	Discount rate	7.30%	16.00%	12.96%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$275,428,953	Discounted cash flow	Discount rate	2.56%	16.00%	13.50%

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

Dividend Income

As discussed in Note 3, for the three months ended June 30, 2018 and 2017, the Company received approximately $9.1 million and $7.8 million of distributions from Terra Property Trust, respectively, of which $2.3 million and $2.7 million was a return of capital, respectively. For the six months ended June 30, 2018 and 2017, the Company received approximately $16.8 million and $16.6 million of distributions from Terra Property Trust, respectively, of which $4.5 million and $5.3 million was a return of capital, respectively.

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

Notes to Consolidated Financial Statements (unaudited)

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

Note 7. Members’ Capital

As of June 30, 2018 and December 31, 2017, the Company had 6,655.9 units and 6,697.4 units outstanding, respectively, and the net asset value per unit was $40,686 and $41,143, respectively.

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

For the six months ended June 30, 2018 and 2017, the Company made total distribution to non-manager members of $15.0 million and $15.5 million, respectively. For the six months ended June 30, 2018 and 2017, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units will be redeemed on the original expected liquidation dates of the funds. For the six months ended June 30, 2018, 3.6 Continuing Income Units were redeemed for $0.1 million and 37.9 Termination Units were redeemed for $1.6 million. For the six months ended June 30, 2017, the Company did not redeem any Continuing Income Units or Termination Units.

The following table presents a summary of the Termination Units outstanding as of June 30, 2018:

Fund	Number of Units	Scheduled Redemption Date
Terra Fund 4	12.5	July 2018

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2018 and December 31, 2017, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the offering concurrent with the Merger was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,697.4	6,697.4	—	6,826.5	6,826.5
Early redemption of Continuing Income Units	—	(3.6)	(3.6)	—	—	—
Termination Units redeemed	—	(37.9)	(37.9)	—	—	—
Units outstanding, end of period	—	6,655.9	6,655.9	—	6,826.5	6,826.5

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2018 and 2017. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Per unit operating performance:
Net asset value per unit, beginning of period	$41,143	$42,423
Increase in members’ capital from operations (1):
Net investment income	1,815	1,596
Net change in unrealized (depreciation) appreciation on investment	(26)	72
Total increase in members’ capital from operations	1,789	1,668
Distributions to member (2):
Capital distributions	(2,247)	(2,277)
Net decrease in members’ capital resulting from distributions	(2,247)	(2,277)
Capital share transactions:
Other (3)	1	(2)
Net increase in members’ capital resulting from capital share transactions	1	(2)
Net asset value per unit, end of period	$40,686	$41,812

Ratios to average net assets:
Expenses	0.16%	0.12%
Net investment income	8.92%	3.79%

IRR, beginning of period	6.26%	5.43%
IRR, end of period	6.62%	5.99%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,683 units and 6,826 units for the six months ended June 30, 2018 and 2017, respectively.

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

Note 9. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the event described below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On July 30, 2018, Terra Property Trust foreclosed on the real estate property encumbering a senior loan that the borrower defaulted on. As of July 30, 2018, the appraised value of the real estate is greater than the principal amount of the senior loan. Terra Property Trust does not expect to incur any losses related to this senior loan.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fixed Rate	Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	29	7	36	21	36
Principal balance	$238,627,022	$143,263,703	$381,890,725	86,354,064	$295,536,661
Amortized cost	240,851,963	144,315,202	385,167,165	87,291,408	297,875,757
Fair value	241,102,813	144,309,666	385,412,479	87,227,961	298,184,518
Weighted average coupon rate	12.97%	11.81%	12.54%	12.73%	12.48%
Weighted-average remaining term (years)	1.65	1.28	1.51	1.23	1.59

	December 31, 2017
	Fixed Rate	Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	33	1	34	19	34
Principal balance	$299,311,201	$53,749,794	$353,060,995	75,077,891	$277,983,104
Amortized cost	302,816,709	54,277,021	357,093,730	76,053,279	281,040,451
Fair value	302,951,869	54,282,803	357,234,672	75,991,436	281,243,236
Weighted average coupon rate	12.79%	9.97%	12.36%	12.67%	12.23%
Weighted-average remaining term (years)	1.62	0.19	1.40	1.14	1.47
_______________

(1)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread, six of which are subject to a LIBOR floor. Coupon rate shown was determined using the applicable annual coupon rate as of June 30, 2018 and December 31, 2017.

Portfolio Information

The tables below detail the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	June 30, 2018				December 31, 2017
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Preferred equity investments	$98,279,955	$98,922,022	$98,880,261	33.2%	$67,635,660	$68,347,128	$68,263,958	24.3%
Mezzanine loans	95,959,767	97,019,430	97,003,807	32.5%	101,115,711	102,386,404	102,670,907	36.5%
First mortgages	91,871,939	92,790,658	92,782,302	31.1%	109,231,733	110,306,919	110,308,371	39.2%
Credit facility (1)	9,425,000	9,519,250	9,518,148	3.2%	—	—	—	—%
Allowance for loan losses	—	(375,603)	—	—%	—	—	—	—%
Total	$295,536,661	$297,875,757	$298,184,518	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)	Represents unused cash from a credit facility.

	June 30, 2018				December 31, 2017
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$69,317,177	$69,980,142	$69,975,091	23.6%	$58,145,794	$58,714,480	$58,722,267	20.9%
Infill land	58,491,314	58,870,033	58,866,232	19.7%	55,481,939	56,029,898	56,025,568	19.9%
Hotel	55,569,103	56,165,409	56,120,637	18.8%	59,319,892	60,026,750	59,958,385	21.3%
Multifamily	42,343,045	42,749,936	42,725,350	14.3%	37,456,258	37,988,040	37,848,395	13.5%
Condominium	31,149,170	31,424,931	31,436,392	10.5%	38,511,274	38,829,923	38,868,479	13.8%
Student housing	22,241,852	22,541,659	22,542,668	7.6%	22,067,947	22,451,360	22,820,142	8.1%
Industrial	7,000,000	7,000,000	7,000,000	2.3%	7,000,000	7,000,000	7,000,000	2.5%
Credit facility (1)	9,425,000	9,519,250	9,518,148	3.2%	—	—	—	—%
Allowance for loan losses	—	(375,603)	—	—%	—	—	—	—%
Total	$295,536,661	$297,875,757	$298,184,518	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)	Represents unused cash from a credit facility.

	June 30, 2018				December 31, 2017
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$122,287,410	$123,414,919	$123,348,617	41.4%	$104,362,267	$105,490,614	$105,391,192	37.5%
New York	56,409,550	56,726,192	56,744,480	19.0%	43,761,274	44,121,538	44,164,421	15.7%
Florida	22,705,125	22,910,387	22,921,621	7.6%	39,926,892	40,281,901	40,296,964	14.3%
Washington	20,570,802	20,692,185	20,753,809	7.0%	20,354,875	20,469,129	20,527,134	7.3%
Pennsylvania	15,585,000	15,731,773	15,733,255	5.3%	15,585,000	15,731,551	15,732,064	5.6%
Georgia	12,346,939	12,470,408	12,469,169	4.2%	15,846,939	16,126,857	15,998,575	5.7%
Massachusetts	7,000,000	7,000,000	7,000,000	2.3%	7,000,000	7,000,000	7,000,000	2.5%
Texas	6,093,243	6,188,776	6,113,514	2.1%	6,093,243	6,188,077	6,157,971	2.2%
Ohio	4,575,000	4,620,750	4,620,215	1.5%	4,000,000	4,040,000	4,039,499	1.4%
Delaware	4,396,000	4,439,960	4,439,464	1.5%	4,396,000	4,437,459	4,439,464	1.6%
Alabama	3,700,000	3,768,194	3,736,507	1.3%	3,700,000	3,772,716	3,736,507	1.3%
Oregon	3,140,000	3,192,487	3,213,378	1.1%	3,140,000	3,246,472	3,263,587	1.2%
Other (1)	16,727,592	17,095,329	17,090,489	5.7%	9,816,614	10,134,137	10,495,858	3.7%
Allowance for loan losses	—	(375,603)	—	—%	—	—	—	—%
Total	$295,536,661	$297,875,757	$298,184,518	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)
Other includes $9.4 million of unused cash from a credit facility, $2.4 million of properties in North Carolina, $1.9 million of properties in South Carolina, $1.9 million of properties in Tennessee and $1.1 million of properties in Utah at June 30, 2018. Other includes $2.7 million of properties in Indiana, $2.2 million of properties in North Carolina, $1.9 million of properties in South Carolina, $1.9 million of properties in Tennessee and $1.1 million of properties in Utah at December 31, 2017.

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

Results of Operations
The following table presents the comparative results of our operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Investment income
Dividend income	$6,808,108	$5,123,787	$1,684,321	$12,341,913	$11,254,379	$1,087,534
Other operating income	460	273	187	1,003	953	50
Total investment income	6,808,568	5,124,060	1,684,508	12,342,916	11,255,332	1,087,584
Operating expenses
Professional fees	99,290	232,022	(132,732)	207,836	327,365	(119,529)
Other	4,022	3,778	244	7,941	32,313	(24,372)
Total operating expenses	103,312	235,800	(132,488)	215,777	359,678	(143,901)
Net investment income	6,705,256	4,888,260	1,816,996	12,127,139	10,895,654	1,231,485
Net change in unrealized (depreciation) appreciation on investment	(63,131)	(50,870)	(12,261)	(175,754)	491,994	(667,748)
Net increase in members’ capital resulting from operations	$6,642,125	$4,837,390	$1,804,735	$11,951,385	$11,387,648	$563,737

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended June 30, 2018 and 2017, we received distributions of $9.1 million and $7.8 million, respectively, or $0.61 and $0.52 per share, respectively, from Terra Property Trust, of which $6.8 million and $5.1 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $2.3 million and $2.7 million was recorded as return of capital, respectively. The $1.7 million increase in Terra Property Trust’s net income was primarily due to an increase in net interest income of $1.5 million and an increase in prepayment fee income of $1.7 million as a result of a $1.6 million prepayment fee received on an investment that the borrower repaid four years early in the current year period, partially offset by an increase in total operating expense of $1.6 million due to a $0.4 million provision for loan losses recorded in the current year period compared to a reversal of provision for loan losses of $1.0 million recorded in the same period in 2017, as well as an increase in professional fees.

Net interest income increased by $1.5 million as a result of our suspension during the prior three months ended June 30, 2017 of interest income accrual on a senior loan and a subordinated loan and write off the related past due interest receivable and exit fee accrual for an aggregate amount of $1.4 million, net of interest expense on obligations under participation agreements, because recovery of such income and fee was doubtful. These loans were repaid in full in July 2017. Additional factors contributing to the decrease in net interest income were a decrease in amortization of net purchase premium of $0.4 million as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 as well as a senior loan purchased in 2017 having already been amortized prior to the current period as well as the payment during the prior three months ended June 30, 2017 of an origination fee expense of $0.4 million to the Manager on a senior loan for which we did not receive an origination fee income. The increases in net interest income was partially offset by the suspension of interest income accrual of approximately $0.6 million during the three months ended June 30, 2018 on a senior loan that the borrower defaulted on. On July 30, 2018, Terra Property Trust foreclosed on the real estate property encumbering the senior loan. Contractual net interest income remained substantially the same as the increase in the weighted average interest rate on investments was substantially offset by the decrease in weighted average principal balance of investments.

For the six months ended June 30, 2018 and 2017, we received distributions of $16.8 million and $16.6 million, respectively, or $1.13 and $1.11 per share, respectively, from Terra Property Trust, of which $12.3 million and $11.3 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $4.5 million and $5.3 million was recorded as return of capital, respectively. The $1.1 million increase in Terra Property Trust’s net income was primarily due to an increase in net interest income of $1.0 million and an increase in prepayment fee income of $1.5 million as described above, partially offset by (i) an increase in total operating expense of $0.9 million due to a $0.4 million provision for loan losses recorded in the six months ended June 30, 2018 compared to a reversal of provision for loan losses of $0.2 million recorded in the same period in 2017 as well as an increase in professional fees in the current period; and (ii) our recognition during the prior six months ended June 30, 2017 of a realized gain of investments of $0.5 million. There was no such gain recognized during the same period in 2018.

Net interest income increased by $1.0 million as a result of (i) the $1.4 million suspension of interest income accrual and write-off of the related past due interest receivable and exit fee accrual on a senior loan and a subordinated loan during the six months ended June 30, 2017 as described above; (ii) a decrease in amortization of net purchase premium of $0.8 million as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 as well as a senior loan purchased in 2017 having already been amortized prior to the current period and (iii) our payment during the six months ended June 30, 2017 of $0.4 million to the Manager on a senior loan for which we did not receive an origination fee income. The increases in net interest income was partially offset by the suspension of interest income accrual of approximately $0.6 million during the six months ended June 30, 2018 on a senior loan that the borrower defaulted on as described above and a decrease in contractual net interest income as a result of a lower weighted average principal balance of investments partially offset by an increase in weighted average interest rate on investments.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and mortgage loan payable. The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Total portfolio
Gross loans	$364,309,430	12.5%	$361,037,933	11.8%
Obligations under participation agreements	(79,440,292)	12.7%	(61,937,157)	12.3%
Mortgage loan payable	(33,938,122)	7.2%	(42,786,865)	5.7%
Net loans (1)	$250,931,016	13.2%	$256,313,911	12.7%
Senior loans
Gross loans	$113,825,000	11.2%	$178,046,914	10.1%
Obligations under participation agreements	(21,953,061)	12.0%	(19,365,201)	10.4%
Mortgage loan payable	(33,938,122)	7.2%	(42,786,865)	5.7%
Net loans (1)	$57,933,817	13.4%	$115,894,848	11.7%
Subordinated loans (2)
Gross loans	$250,484,430	13.1%	$182,991,019	13.4%
Obligations under participation agreements	(57,487,231)	13.0%	(42,571,956)	13.1%
Net loans (1)	$192,997,199	13.1%	$140,419,063	13.4%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Weighted Average Principal Amount	Weighted Average Coupon Rate	Weighted Average Principal Amount	Weighted Average Coupon Rate
Total portfolio
Gross loans	$349,589,995	12.5%	$351,072,132	11.9%
Obligations under participation agreements	(75,106,907)	12.7%	(52,385,371)	12.4%
Mortgage loan payable	(33,968,890)	7.0%	(38,417,706)	5.7%
Net loans (1)	$240,514,198	13.2%	$260,269,055	12.7%
Senior loans
Gross loans	$118,273,234	11.3%	$162,589,780	10.2%
Obligations under participation agreements	(22,740,355)	12.0%	(15,473,112)	10.8%
Mortgage loan payable	(33,968,890)	7.0%	(38,417,706)	5.7%
Net loans (1)	$61,563,989	13.3%	$108,698,962	11.7%
Subordinated loans (2)
Gross loans	$231,316,761	13.1%	$188,482,352	13.3%
Obligations under participation agreements	(52,366,552)	13.0%	(36,912,259)	13.1%
Net loans (1)	$178,950,209	13.1%	$151,570,093	13.4%

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

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, the increase in weighted average coupon rate was due to a decrease in investments in senior loans, which are typically larger principal-balance loans paying lower levels of interest reflecting the lower perceived risk due to their senior position in the borrower’s capital structure as compared to investments in subordinated loans, as well as the senior loans that matured in the prior year period having coupon rates that were lower than the current senior loans.

Professional Fees

For each of the three and six months ended in June 30, 2018 as compared to the same periods in 2017, professional fees decreased by $0.1 million primarily due to additional fees incurred in connection with the filing of our registration statement on Form 10 in 2017.

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

For the three months ended June 30, 2018 as compared to the same period in 2017, net change in unrealized depreciation on investment was substantially the same.

For the six months ended June 30, 2018, we recorded a net change in unrealized depreciation on investment of $0.2 million, compared to a net change in unrealized appreciation on investment of $0.5 million recorded in the same period in 2017, primarily due to the extension fee associated with a matured mortgage loan payable that we extended in 2018 as well as the amortization of a substantial portion of the net purchase premiums recognized in connection with the Merger in 2016, which reduced the carrying value of the loans in 2017.

Net Increase in Members’ Capital Resulting from Operations

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, the resulting net increase in members’ capital results from operations increased by $1.8 million and $0.6 million, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members and, to a lesser extent, redeeming Terra Fund 4 Termination Units for approximately $0.5 million. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s expected loan and liability maturities during the next twelve months include the sole mortgage loan payable with a principal amount of $33.9 million which matures in September 2018, assuming no additional extension, and obligations under participation agreements totaling $50.4 million. As of June 30, 2018, the principal balance of the first mortgage encumbering the mortgage loans was past due. Terra Property Trust is in the process of taking over the real estate property encumbering the first mortgage. Terra Property Trust expects to fully recover the principal balance of the first mortgage because the fair value of the underlying real estate property exceeds the principal balance of the first mortgage. Terra Property Trust expects to refinance the mortgage loan payable and use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $42.0 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

Cash Flows Provided by Operating Activities

2018 — For the six months ended June 30, 2018, cash flows provided by operating activities were $16.6 million, primarily due to $16.8 million of dividends received from Terra Property Trust, of which $4.5 million was recorded as a return of capital.

2017 — For the six months ended June 30, 2017, cash flows provided by operating activities were $15.6 million, primarily due to $16.6 million of dividends received from Terra Property Trust, of which $5.3 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2018 — For the six months ended June 30, 2018, cash flows used in financing activities were $16.7 million, consisting of distributions paid to members of $15.0 million, and $1.7 million used to redeem 37.9 Termination Units and 3.6 continuing income units.

2017 — For the six months ended June 30, 2017, cash flows used in financing activities was $15.5 million for distributions paid to members.

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

Allowance for Loan Losses

Terra Property Trust’s loans are typically collateralized by either the sponsors’ equity interest in real estate properties or real estate properties. As a result, Terra Property Trust regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Terra Property Trust’s manager employs an asset management approach and monitors the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value, debt-service coverage ratio and the debt yield, supplemented by occasional site visits to evaluate the assets. Terra Property Trust’s manager also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments. The information gathered by way of the asset management process is sufficient in assessing collectability.

Using the information gathered by way of the asset management process, Terra Property Trust’s manager performs a quarterly, or more frequently as needed, review of Terra Property Trust’s portfolio of loans. In conjunction with this review, Terra Property Trust’s manager assesses the risk factors of each loan and assigns each loan a risk rating. Based on a 5-point scale, Terra Property Trust’s loans are rated “1” through “5”, from less risk to greater risk. For loans with a risk rating of “4” and “5”, Terra Property Trust’s manager assesses each loan on which a net realized amount analysis is able to perform for collectability. This analysis includes the ability to realize the full amount of principal and interest in the event that Terra Property Trust needs to exercise its rights under the terms of the agreement and/or any other contemplated workout or modification. To the extent the net realizable amount analysis indicates the principal amount of the recorded loan as of the reporting date is in jeopardy, an appropriate allowance for loan losses will be recorded. Additionally, Terra Property Trust records a general allowance for loan losses equal to 1.5% of the aggregate principal amount of loans rated as a “4” and 5% of the aggregate principal amount of loans rated as a “5”, and in both cases, excluding loans on which a specific allowance assessment has been performed.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2018 and 2017, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and six months ended June 30, 2018 and 2017, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors as well as Terra REIT Advisors in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Origination fee expense (1)	$557,721	$1,413,207	$946,580	$1,757,307
Asset management fee	758,641	810,419	1,523,140	1,611,847
Asset servicing fee	178,492	189,160	344,748	377,488
Operating expenses reimbursed to Manager	845,623	797,216	1,647,522	1,700,502
Disposition fee (2)	10,670	373,340	520,313	600,719
Total	$2,351,147	$3,583,342	$4,982,303	$6,047,863
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition fee is generally offset with exit fee income on the consolidated statements of operations.

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
As of June 30, 2018, Terra Property Trust had seven investments with an aggregate principal balance of $143.3 million that provide for interest income at an annual rate of LIBOR plus a spread, six of which are subject to a LIBOR floor. Additionally, Terra Property Trust had $33.9 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 5.25%. A decrease of 1,000 basis points in LIBOR would decrease our annual net interest income by approximately $0.5 million and an increase of 1,000 basis points in LIBOR would increase our annual net interest income by approximately $10.5 million.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
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

Date: August 8, 2018

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