Form 10-Q
period 2018-09-30
Terra Secured Income Fund 5, LLC
filed 2018-11-09
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2018, the registrant had 6,643.4 units of limited liability company interests outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $268,335,112 and $275,401,972, respectively)	$268,006,493	$275,428,953
Cash and cash equivalents	130,899	212,366
Other assets	20,551	3,864
Total assets	$268,157,943	$275,645,183

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$165,048	$95,728
Total liabilities	165,048	95,728
Commitments and contingencies (Note 6)
Members’ capital:
Managing member	—	—
Non-managing members	267,992,895	275,549,455
Total members’ capital	267,992,895	275,549,455
Total liabilities and members’ capital	$268,157,943	$275,645,183

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income — controlled
Dividend income	$5,487,805	$4,448,792	$17,829,718	$15,703,171
Investment income
Other operating income	137	111	1,140	1,064
Total investment income	5,487,942	4,448,903	17,830,858	15,704,235
Operating expenses
Professional fees	126,966	104,100	334,802	431,465
Other	2,891	3,448	10,832	35,761
Total operating expenses	129,857	107,548	345,634	467,226
Net investment income	5,358,085	4,341,355	17,485,224	15,237,009
Net change in unrealized (depreciation) appreciation on investment — controlled	(179,846)	428,032	(355,600)	920,026
Net increase in members’ capital resulting from operations	$5,178,239	$4,769,387	$17,129,624	$16,157,035

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Nine Months Ended September 30, 2018 and 2017

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(22,497,394)	(22,497,394)
Capital redemptions	—	(2,188,790)	(2,188,790)
Increase in members’ capital resulting from operations:
Net investment income	—	17,485,224	17,485,224
Net change in unrealized depreciation on investment	—	(355,600)	(355,600)
Net increase in members’ capital resulting from operations	—	17,129,624	17,129,624
Balance, September 30, 2018	$—	$267,992,895	$267,992,895

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(23,127,464)	(23,127,464)
Capital redemptions	—	(5,303,174)	(5,303,174)
Increase in members’ capital resulting from operations:
Net investment income	—	15,237,009	15,237,009
Net change in unrealized appreciation on investment	—	920,026	920,026
Net increase in members’ capital resulting from operations	—	16,157,035	16,157,035
Balance, September 30, 2017	$—	$277,312,801	$277,312,801

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$17,129,624	$16,157,035
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	7,066,860	14,012,486
Net change in unrealized depreciation (appreciation) on investment	355,600	(920,026)

Changes in operating assets and liabilities:
(Increase) decrease in other assets	(16,716)	898
Increase (decrease) in accounts payable and accrued expenses	69,320	(251,702)
Decrease in due to Terra Property Trust, Inc.	—	(463,249)
Net cash provided by operating activities	24,604,688	28,535,442

Cash flows from financing activities:
Distributions paid	(22,497,365)	(23,129,410)
Payments for capital redemptions	(2,188,790)	(5,279,768)
Net cash used in financing activities	(24,686,155)	(28,409,178)

Net (decrease) increase in cash and cash equivalents	(81,467)	126,264
Cash and cash equivalents at beginning of period	212,366	41,520
Cash and cash equivalents at end of period	$130,899	$167,784

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
September 30, 2018 (unaudited) and December 31, 2017

As of September 30, 2018 and December 31, 2017, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	September 30, 2018			December 31, 2017
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$268,335,112	$268,006,493	100.0%	$275,401,972	$275,428,953	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust, Inc. (“Terra Property Trust”), the Company’s wholly-owned subsidiary, as of September 30, 2018:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,799,810	2.5%
140 Schermerhorn Street Mezz LLC (3)(5)(6)	US - NY	Hotel	12.0%	12.0%	1.0%	11/16/2016	12/1/2019	15,000,000	15,130,200	15,174,078	5.7%
221 W. 17th Street Owner, LLC (3)(4)(5)	US - NY	Condominium	12.8%	12.8%	1.0%	1/19/2018	3/31/2019	4,700,000	4,744,073	4,745,028	1.8%
2539 Morse, LLC (3)(4)(5)	US - CA	Student housing	11.0%	11.0%	1.0%	10/20/2017	11/1/2020	4,666,666	4,703,686	4,708,032	1.8%
37 Gables Member LLC (4)(5)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	6/16/2019	5,750,000	5,802,382	5,806,875	2.2%
575 CAD I LLC (3)(4)(5)	US - NY	Condominium	12.0% current 2.5% PIK	14.5%	1.0%	1/31/2017	7/31/2019	14,517,192	14,641,091	14,644,145	5.5%
Austin H. I. Owner LLC (3)(5)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,527,143	3,505,642	1.3%
CGI 1100 Biscayne Management Holdco, LLC (5)(6)(7)	US - FL	Hotel	12.0% current 4.0% PIK	16.0%	1.0%	11/17/2017	5/17/2019	23,450,016	23,653,730	23,672,509	8.8%
High Pointe Mezzanine Investments, LLC (4)(5)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,337,345	3,059,075	1.1%
Kingsport 925-Mezz LLC (4)(5)	US - TN	Multifamily	13.0%	13.0%	1.0%	1/6/2014	12/5/2018	3,000,000	3,045,087	3,037,332	1.1%
KOP Hotel XXXI Mezz LP (3)(5)(8)	US - PA	Hotel	13.0%	13.0%	0.5%	11/24/2015	12/6/2022	1,800,000	1,805,201	1,809,101	0.7%
LD Milipitas Mezz, LLC (8)(9)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	—	—	—	—%
Northland Museo Member, LLC (4)(5)	US - TX	Multifamily	12.0%	12.0%	—%	11/22/2013	12/6/2018	4,000,000	3,995,372	4,000,000	1.5%
SparQ Mezz Borrower, LLC	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	7,620,000	7,679,794	7,687,489	2.9%
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	6/1/2018	5/20/2021	8,059,559	8,114,824	8,122,926	3.0%
WWML96MEZZ, LLC	US - NY	Condominium	13.0%	13.0%	1.0%	12/18/2015	12/31/2018	14,337,270	14,476,020	14,479,085	5.4%
								120,400,703	121,655,948	121,251,127	45.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2018 (unaudited) and December 31, 2017

Terra Property Trust Schedule of Loans Held for Investment as of September 30, 2018 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Preferred equity investments:
ASA Mgt. Holdings, LLC	US - AL	Multifamily	16.0%	16.0%	1.0%	4/7/2012	8/1/2022	$2,100,000	$2,136,357	$2,120,720	0.8%
City Gardens 333 LLC (5)(6)(7)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.2%	—%	4/11/2018	4/1/2021	19,497,232	19,497,232	19,497,232	7.3%
Greystone Gables Holdings Member LLC (4)(5)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	6/16/2019	500,000	504,555	504,946	0.2%
L.A. Warner Hotel Partners, LLC (3)(4)(5)(10)	US - CA	Hotel	12.0%	12.0%	1.0%	7/25/2014	8/2/2019	32,100,000	32,541,303	32,417,778	12.1%
NB Private Capital, LLC (5)(6)(7)	US - IL	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	7/27/2020	25,500,000	25,598,552	25,598,552	9.6%
Nelson Brothers Professional Real Estate, LLC	US - OH	Student housing	14.0%	14.0%	1.0%	7/27/2016	2/1/2019	4,575,000	4,620,750	4,620,215	1.7%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	8,350,000	8,410,443	8,414,279	3.1%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	14.8%	—%	3/9/2018	3/9/2023	20,619,375	20,619,375	20,619,375	7.7%
RS JZ Driggs, LLC (5)(6)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	2,384,501	2,404,103	2,404,103	0.9%
SVA Mgt. Holdings, LLC	US - AL	Multifamily	16.0%	16.0%	1.0%	4/7/2012	8/1/2022	1,600,000	1,629,622	1,615,786	0.6%
The Bristol at Southport, LLC (3)(4)(5)(7)	US - WA	Multifamily	10.0% current 2.0% PIK	12.0%	1.0%	9/22/2017	9/22/2022	22,984,018	23,123,032	23,030,885	8.6%
Windy Hill PV Seven CM, LLC	US - CA	Office	10.0% current 2.5% PIK	12.5%	1.0%	1/9/2018	1/9/2021	15,149,586	15,262,246	15,262,246	5.7%
WWML96, LLC	US - NY	Condominium	13.0%	13.0%	1.0%	12/18/2015	12/31/2018	1,549,420	1,564,414	1,564,746	0.6%
								156,909,132	157,911,984	157,670,863	58.9%
First mortgages:
Millennium Waterfront Associates, L.P.	US - PA	Infill land	12.0%	12.0%	1.0%	7/2/2015	12/28/2018	14,325,000	14,468,250	14,466,812	5.4%
OHM Atlanta Owner, LLC (5)(6)(7)	US - GA	Infill land	LIBOR + 9.0% (3.0% Floor)	12.0%	1.0%	6/20/2017	12/20/2018	27,500,000	27,775,000	27,772,240	10.4%
TSG-Parcel 1, LLC (3)(5)(6)	US - CA	Infill land	LIBOR + 10.0% (2.0% Floor)	12.3%	1.0%	7/10/2015	12/31/2018	18,000,000	18,180,000	18,178,154	6.8%
								59,825,000	60,423,250	60,417,206	22.6%

Total gross loans held for investment								337,134,835	339,991,182	339,339,196	126.6%
Obligations under participation agreements (3)(4)(5)(6)(7)								(99,800,355)	(100,740,686)	(100,562,730)	(37.5)%
Allowance for loan losses								—	(375,603)	—	—%
Net loans held for investment (11)								$237,334,480	$238,874,893	$238,776,466	89.1%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2018 (unaudited) and December 31, 2017

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $268.0 million as of September 30, 2018.

(3)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

(5)
The loan participations from Terra Property Trust do not qualify for sale accounting under Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

(6)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC (“Terra Income Advisors”), an affiliate of our sponsor and Terra Property Trust’s manager.

(7)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by Terra REIT Advisors.

(8)	Terra Property Trust purchased its interest in this loan from Terra Income Fund 6, Inc. through a participation agreement.

(9)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of September 30, 2018, none of the commitment has been funded.

(10)	This loan was repaid on October 17, 2018.

(11)
In addition to its net loan portfolio, on July 30, 2018, Terra Property Trust foreclosed on a multi-tenant office building encumbering a $54.0 million first mortgage in exchange for the relief of the first mortgage and related fees and expenses. As of September 30, 2018, the office building had a carrying value of $56.8 million and the mortgage loan payable encumbering the office building was $44.8 million for a net carrying value of approximately $12.0 million.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2018 (unaudited) and December 31, 2017

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2017:

Collateral Location	Portfolio Company	Structure	Property Type	Coupon Rate	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
	Loans held for investment — non-controlled:
US - AL	ASA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	$2,100,000	$2,139,967	$2,120,720	0.8%
	SVA Mgt. Holdings, LLC	Preferred equity investment	Multifamily	16.0%	4/7/2012	8/1/2022	1,600,000	1,632,749	1,615,787	0.6%
	Total US - AL						3,700,000	3,772,716	3,736,507	1.4%
US - CA	2539 Morse, LLC	Mezzanine loan	Student housing	11.0%	10/20/2017	11/1/2020	2,333,333	2,350,365	2,352,364	0.9%
	Palmer City-Core Stockton Street, LLC (3)	Preferred equity investment	Hotel	12.0%	1/17/2014	1/17/2018	4,325,000	4,368,250	4,367,816	1.6%
	Maguire Partners-1733 Ocean, LLC	First mortgage	Office	LIBOR+8.5%	3/7/2016	3/9/2018	53,749,794	54,277,021	54,282,803	19.7%
	L.A. Warner Hotel Partners, LLC (4)(5)(6)	Preferred equity investment	Hotel	12.0%	7/25/2014	8/4/2018	32,100,000	32,640,675	32,417,778	11.8%
	TSG-Parcel 1, LLC (4)(6)(7)	First mortgage	Infill land	12.0%	7/10/2015	4/10/2018	18,000,000	18,180,000	18,178,193	6.6%
	SparQ Mezz Borrower, LLC (8)	Mezzanine loan	Multifamily	12.0%	9/29/2017	10/1/2020	449,140	452,358	452,772	0.2%
	Total US - CA						110,957,267	112,268,669	112,051,726	40.8%
US - DE	BPG Office Partners III/IV LLC (4)(5)(6)	Mezzanine loan	Office	13.5%	6/5/2015	6/5/2018	10,000,000	10,094,309	10,098,872	3.7%
US - FL	CGI 1100 Biscayne Management Holdco, LLC (6)(7)(9)	Mezzanine loan	Hotel	12.0% current 4.0% PIK	11/17/2017	5/17/2019	24,522,523	24,717,857	24,734,246	9.0%
	37 Gables Member LLC (5)(6)	Mezzanine loan	Multifamily	13.0%	6/16/2016	6/16/2019	5,750,000	5,797,477	5,804,127	2.1%
	Greystone Gables Holdings Member LLC (5)(6)	Preferred equity investment	Multifamily	13.0%	6/16/2016	6/16/2019	500,000	504,129	504,707	0.2%
	RS JZ 2700 NW2, LLC (4)(6)	First mortgage	Infill land	12.0%	9/1/2016	3/1/2018	21,360,000	21,573,600	21,571,456	7.8%
	Total US - FL						52,132,523	52,593,063	52,614,536	19.1%
US - GA	YMP Georgia Portfolio Mezzanine, LLC	Mezzanine loan	Multifamily	14.0%	12/19/2013	1/6/2019	3,500,000	3,663,309	3,535,027	1.3%
	OHM Atlanta Owner, LLC (6)(7)(9)	First mortgage	Infill land	12.0%	6/20/2017	6/20/2018	27,500,000	27,759,721	27,759,721	10.1%
	Total US - GA						31,000,000	31,423,030	31,294,748	11.4%
US - IN	Muncie Mezz, LLC	Mezzanine loan	Student housing	13.0%	8/29/2013	9/6/2023	2,700,000	2,689,608	3,033,655	1.1%
US - MA	150 Blackstone River Road, LLC	Mezzanine loan	Industrial	8.5%	9/21/2017	9/6/2027	7,000,000	7,000,000	7,000,000	2.5%
US - NC	Milestone Greensboro Holdings, LLC (5)(6)	Mezzanine loan	Hotel	14.0%	3/1/2013	3/1/2018	3,500,000	3,537,223	3,534,591	1.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2018 (unaudited) and December 31, 2017

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
September 30, 2018 (unaudited) and December 31, 2017

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2017 (Continued):

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra Income Advisors, Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

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

See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (unaudited)

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2018 and 2017, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company adopted this standard on January 1, 2018 using the cumulative effect transition method. The adoption of ASU 2014-09 did not have any impact on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value

Notes to Consolidated Financial Statements (unaudited)

of financial instruments. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-01 did not have any impact on its consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-15 did not have any impact on its consolidated financial statements and disclosures.

In June 2018, the Securities and Exchange Commission (the “SEC”) adopted amendments that raise the thresholds in the smaller reporting company definition. Under the new definition, generally, a company qualifies as a “smaller reporting company” if: (i) it has public float of less than $250 million; or (ii) it has less than $100 million in annual revenues and no public float or public float of less than $700 million. These amendments did not have any impact on the Company.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements and disclosures.

In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company intends to adopt the Final Rule in the first quarter of 2019. The adoption of the Final Rule is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust.

Notes to Consolidated Financial Statements (unaudited)

The following table presents a summary of the Company’s investment at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$268,335,112	$268,006,493	100.0%	$275,401,972	$275,428,953	100.0%

For the three months ended September 30, 2018 and 2017, the Company received approximately $8.1 million and $13.1 million of distributions from Terra Property Trust, respectively, of which $2.6 million and $8.7 million was a return of capital, respectively. For the nine months ended September 30, 2018 and 2017, the Company received approximately $24.9 million and $29.7 million of distributions from Terra Property Trust, respectively, of which $7.1 million and $14.0 million were returns of capital, respectively.

The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2018	December 31, 2017
Carrying value of loans held for investment	$339,615,579	$357,093,730
Real estate owned, net	56,756,051	—
Other assets	41,064,173	51,899,445
Total assets	437,435,803	408,993,175
Mortgage loan payable and obligations under participation agreements	(145,573,187)	(110,175,525)
Accounts payable, accrued expenses and other liabilities	(23,431,489)	(23,307,944)
Total liabilities	(169,004,676)	(133,483,469)
Stockholder’s equity	$268,431,127	$275,509,706

	Three Months Ended September 30,		Nine Months Ended September 30, 2018
	2018	2017	2018	2017
Revenues	$12,788,205	$9,651,677	$35,751,197	$28,197,274
Expenses	(7,300,400)	(4,598,716)	(17,921,479)	(12,379,894)
Realized gain on investments	—	(604,169)	—	(114,209)
Net income	$5,487,805	$4,448,792	$17,829,718	$15,703,171

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

Notes to Consolidated Financial Statements (unaudited)

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

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$268,006,493	$268,006,493

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$275,428,953	$275,428,953

Changes in Level 3 investment for the nine months ended September 30, 2018 and 2017 were as follows:

	Equity Investment in Terra Property Trust
	Nine Months Ended September 30,
	2018	2017
Beginning balance	$275,428,953	$290,419,317
Return of capital	(7,066,860)	(14,012,486)
Net change in unrealized (depreciation) appreciation on investment	(355,600)	920,026
Ending balance	$268,006,493	$277,326,857
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(355,600)	$920,026

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and nine months ended September 30, 2018 and 2017, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2018 and December 31, 2017 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s investment in Terra Property Trust, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. Terra Property Trust’s valuation considers fair value of each respective loan held for investment in the portfolio using an estimated

Notes to Consolidated Financial Statements (unaudited)

market yield. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of the Company’s loans, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio (“DSCR”); construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	September 30, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$268,006,493	Discounted cash flow (1)	Discount rate (1)	7.30%	16.00%	14.35%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$275,428,953	Discounted cash flow (1)	Discount rate (1)	2.56%	16.00%	13.50%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
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

Notes to Consolidated Financial Statements (unaudited)

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

Dividend Income

As discussed in Note 3, for the three months ended September 30, 2018 and 2017, the Company received approximately $8.1 million and $13.1 million of distributions from Terra Property Trust, respectively, of which $2.6 million and $8.7 million was a return of capital, respectively. For the nine months ended September 30, 2018 and 2017, the Company received approximately $24.9 million and $29.7 million of distributions from Terra Property Trust, respectively, of which $7.1 million and $14.0 million was a return of capital, respectively.

Note 5. Risks and Uncertainties

The Company’s investment in Terra Property Trust is highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Terra Property Trust’s loans are highly illiquid. Due to the illiquidity of the loans, valuation of the loans may be difficult, as there generally will be no established markets for these loans. As the Company’s investment is carried at fair value with fair value changes recognized in the consolidated statements of operations, all changes in market conditions would directly affect the Company’s members’ capital.

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

Note 7. Members’ Capital

As of September 30, 2018 and December 31, 2017, the Company had 6,643.4 units and 6,697.4 units outstanding, respectively, and the net asset value per unit was $40,340 and $41,143, respectively.

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

In addition, holders of Termination Units (membership interest in the Company that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments) receive monthly distributions at a fixed rate of 6.0% per annum of the Unreturned Invested Capital (capital contributions less cumulative stated distributions of principal and less any amounts paid in redemption).

For the nine months ended September 30, 2018 and 2017, the Company made total distributions to non-manager members of $22.5 million and $23.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units will be redeemed on the original expected liquidation dates of the funds. For the nine months ended September 30, 2018 and 2017, 3.6 and 7.9 Continuing Income Units, respectively, were redeemed for $0.1 million and $0.3 million, respectively, and 50.4 and 121.1Termination Units, respectively, were redeemed for $2.1 million and $5.0 million, respectively. As of September 30, 2018, there were no Termination Units outstanding.

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2018 and December 31, 2017, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the offering concurrent with the Merger was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,697.4	6,697.4	—	6,826.5	6,826.5
Early redemption of Continuing Income Units	—	(3.6)	(3.6)	—	(7.9)	(7.9)
Termination Units redeemed	—	(50.4)	(50.4)	—	(121.1)	(121.1)
Units outstanding, end of period	—	6,643.4	6,643.4	—	6,697.5	6,697.5

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2018 and 2017. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Per unit operating performance:
Net asset value per unit, beginning of period	$41,143	$42,423
Increase in members’ capital from operations (1):
Net investment income	2,622	2,240
Net change in unrealized (depreciation) appreciation on investment	(53)	135
Total increase in members’ capital from operations	2,569	2,375
Distributions to member (2):
Capital distributions	(3,372)	(3,401)
Net decrease in members’ capital resulting from distributions	(3,372)	(3,401)
Capital share transactions:
Other (3)	—	8
Net increase in members’ capital resulting from capital share transactions	—	8
Net asset value per unit, end of period	$40,340	$41,405

Ratios to average net assets:
Expenses	0.17%	0.22%
Net investment income	8.61%	7.13%

IRR, beginning of period	6.26%	5.43%
IRR, end of period	6.70%	6.07%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,670 units and 6,801 units for the nine months ended September 30, 2018 and 2017, respectively.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Fixed Rate (1)	Floating Rate (2)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	25	7	32	21	32
Principal balance	$217,668,228	$119,466,607	$337,134,835	99,800,355	$237,334,480
Amortized cost	219,534,977	120,080,602	339,615,579	100,740,686	238,874,893
Fair value	219,259,364	120,079,832	339,339,196	100,562,730	238,776,466
Weighted average coupon rate	12.85%	12.98%	12.89%	12.68%	12.98%
Weighted-average remaining term (years)	1.71	1.84	1.75	1.50	1.86

	December 31, 2017
	Fixed Rate	Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	33	1	34	19	34
Principal balance	$299,311,201	$53,749,794	$353,060,995	75,077,891	$277,983,104
Amortized cost	302,816,709	54,277,021	357,093,730	76,053,279	281,040,451
Fair value	302,951,869	54,282,803	357,234,672	75,991,436	281,243,236
Weighted average coupon rate	12.79%	9.97%	12.36%	12.67%	12.23%
Weighted-average remaining term (years)	1.62	0.19	1.40	1.14	1.47
_______________

(1)	Amortized cost is net of an allowance for loan losses of $375,603 as of September 30, 2018. There was no allowance for loan losses as of December 31, 2017.

(2)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread, six of which are subject to a LIBOR floor. Coupon rate shown was determined using the applicable annual coupon rate as of September 30, 2018 and December 31, 2017.

In addition to its net loan portfolio, on July 30, 2018, Terra Property Trust foreclosed on a multi-tenant office building encumbering a $54.0 million first mortgage in exchange for the relief of the first mortgage and related fees and expenses. As of September 30, 2018, the office building had a carrying value of $56.8 million and the mortgage loan payable encumbering the office building had a carrying value of $44.8 million for a net carrying value of approximately $12.0 million.

Portfolio Information

The tables below detail the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	September 30, 2018				December 31, 2017
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Preferred equity investments	$113,771,383	$114,458,111	$114,318,795	47.9%	$67,635,660	$68,347,128	$68,263,958	24.3%
Mezzanine loans	85,691,158	86,541,727	86,210,838	36.1%	101,115,711	102,386,404	102,670,907	36.5%
First mortgages	37,871,939	38,250,658	38,246,833	16.0%	109,231,733	110,306,919	110,308,371	39.2%
Allowance for loan losses	—	(375,603)	—	—%	—	—	—	—%
Total	$237,334,480	$238,874,893	$238,776,466	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%

	September 30, 2018				December 31, 2017
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Infill land	$58,491,314	$58,870,033	$58,866,208	24.6%	$55,481,939	$56,029,898	$56,025,568	19.9%
Hotel	53,365,865	53,896,236	53,860,279	22.6%	59,319,892	60,026,750	59,958,385	21.3%
Student housing	38,727,172	39,067,991	38,898,461	16.3%	22,067,947	22,451,360	22,820,142	8.1%
Multifamily	34,061,829	34,336,270	34,264,868	14.4%	37,456,258	37,988,040	37,848,395	13.5%
Condominium	30,538,714	30,817,720	30,824,594	12.9%	38,511,274	38,829,923	38,868,479	13.8%
Office	15,149,586	15,262,246	15,262,246	6.4%	58,145,794	58,714,480	58,722,267	20.9%
Industrial	7,000,000	7,000,000	6,799,810	2.8%	7,000,000	7,000,000	7,000,000	2.5%
Allowance for loan losses	—	(375,603)	—	—%	—	—	—	—%
Total	$237,334,480	$238,874,893	$238,776,466	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%

	September 30, 2018				December 31, 2017
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$73,612,758	$74,209,940	$74,162,246	31.1%	$104,362,267	$105,490,614	$105,391,192	37.5%
New York	55,930,339	56,252,628	56,274,092	23.6%	43,761,274	44,121,538	44,164,421	15.7%
Florida	21,512,512	21,701,054	21,718,205	9.1%	39,926,892	40,281,901	40,296,964	14.3%
Illinois	16,600,000	16,664,155	16,664,155	7.0%	—	—	—	—%
Pennsylvania	15,585,000	15,731,891	15,733,183	6.6%	15,585,000	15,731,551	15,732,064	5.6%
Washington	13,228,579	13,308,590	13,255,554	5.5%	20,354,875	20,469,129	20,527,134	7.3%
Georgia	12,346,939	12,470,408	12,469,169	5.2%	15,846,939	16,126,857	15,998,575	5.7%
Massachusetts	7,000,000	7,000,000	6,799,810	2.8%	7,000,000	7,000,000	7,000,000	2.5%
Texas	4,962,000	4,979,026	4,965,950	2.1%	6,093,243	6,188,077	6,157,971	2.2%
Ohio	4,575,000	4,620,750	4,620,215	1.9%	4,000,000	4,040,000	4,039,499	1.4%
North Carolina	4,513,353	4,544,301	4,548,838	1.9%	2,198,000	2,220,813	2,219,723	0.8%
Alabama	3,700,000	3,765,979	3,736,506	1.6%	3,700,000	3,772,716	3,736,507	1.3%
Other (1)	3,768,000	4,001,774	3,828,543	1.6%	7,618,614	7,913,324	8,276,135	2.9%
Delaware	—	—	—	—%	4,396,000	4,437,459	4,439,464	1.6%
Oregon	—	—	—	—%	3,140,000	3,246,472	3,263,587	1.2%
Allowance for loan losses	—	(375,603)	—	—%	—	—	—	—%
Total	$237,334,480	$238,874,893	$238,776,466	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)
Other includes $1.9 million of properties in South Carolina and $1.9 million of properties in Tennessee at September 30, 2018. Other includes $2.7 million of properties in Indiana, $1.9 million of properties in South Carolina, $1.9 million of properties in Tennessee and $1.1 million of properties in Utah at December 31, 2017.

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

Results of Operations
The following table presents the comparative results of our operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Investment income
Dividend income	$5,487,805	$4,448,792	$1,039,013	$17,829,718	$15,703,171	$2,126,547
Other operating income	137	111	26	1,140	1,064	76
Total investment income	5,487,942	4,448,903	1,039,039	17,830,858	15,704,235	2,126,623
Operating expenses
Professional fees	126,966	104,100	22,866	334,802	431,465	(96,663)
Other	2,891	3,448	(557)	10,832	35,761	(24,929)
Total operating expenses	129,857	107,548	22,309	345,634	467,226	(121,592)
Net investment income	5,358,085	4,341,355	1,016,730	17,485,224	15,237,009	2,248,215
Net change in unrealized (depreciation) appreciation on investment	(179,846)	428,032	(607,878)	(355,600)	920,026	(1,275,626)
Net increase in members’ capital resulting from operations	$5,178,239	$4,769,387	$408,852	$17,129,624	$16,157,035	$972,589

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended September 30, 2018 and 2017, we received distributions of $8.1 million and $13.1 million, respectively, or $0.54 and $0.88 per share, respectively, from Terra Property Trust, of which $5.5 million and $4.4 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $2.6 million and $8.7 million was recorded as return of capital, respectively. The $1.0 million increase in Terra Property Trust’s net income was primarily due to (i) an increase in net interest income of $0.8 million; (ii) prepayment fee income of $0.5 million received during the three months ended September 30, 2018 as a result of the repayment of a loan by the borrower before the scheduled maturity date; and (iii) the recognition of a net realized loss of $0.6 million on the sale of investments to affiliates through participation interest during the three months ended September 30, 2017 whereas no such loss was recognized during the three months ended September 30, 2018. These increases in Terra Property Trust’s net income were partially offset by (i) an increase in total lending-related operating expenses of $0.4 million, primarily due to an increase in operating expenses reimbursed to Terra Property Trust’ manager of $0.3 million resulting from an increase in allocable costs; and (ii) a net loss generated from the operations of a foreclosed real estate property of $0.4 million, primarily related to non-cash depreciation and amortization expenses recorded, for the three months ended September 30, 2018. Net interest income increased as a result of an increase in weighted average principal balance of investments.

For the nine months ended September 30, 2018 and 2017, we received distributions of $24.9 million and $29.7 million, respectively, or $1.67 and $1.99 per share, respectively, from Terra Property Trust, of which $17.8 million and $15.7 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $7.1 million and $14.0 million was recorded as return of capital, respectively. The $2.1 million increase in Terra Property Trust’s net income was primarily due to (i) an increase in net interest income of $1.8 million; and (ii) an increase in prepayment fee income of $1.9 million primarily as a result of a $1.6 million prepayment fee received on an investment that the borrower repaid four years early in the current year period. These increases in Terra Property Trust’s net income were partially offset by (i) an increase in total lending-related operating expense of $1.3 million due to a $0.4 million provision for loan losses recorded in the nine months ended September 30, 2018 compared to a reversal of provision for loan losses of $0.2 million recorded in the same period in 2017 as well as increases in professional fees, directors fees and operating expenses reimbursed to Terra Property Trust’ manager in the current period; and (ii) a net loss generated from the operations of a foreclosed real estate property of $0.4 million as discussed above.

Net interest income increased by $1.8 million as a result of (i) a decrease in amortization of net purchase premium of $0.7 million as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 as well as a senior loan purchased in 2017 having already been amortized prior to the current period; (ii) a net origination fee income of $0.1 million received for the nine months ended September 30, 2018, compared to an origination fee expense of $0.4 million paid to Terra Property Trust’s manager for the same period in 2017 on a senior loan for which we did not receive an origination fee income; and (iii) in increase in contractual net interest income of $0.4 million primarily due to an increase in the weighted average interest rate on investments, partially offset by the decrease in weighted average principal balance of investments.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and mortgage loan payable. The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$348,579,866	12.7%	$314,920,884	12.2%
Obligations under participation agreements	(94,438,132)	12.7%	(68,237,323)	12.5%
Mortgage loan payable	(11,389,269)	7.3%	(34,000,000)	6.5%
Net loans (3)	$242,752,465	12.9%	$212,683,561	13.0%
Senior loans
Gross loans	$78,020,652	11.6%	$141,402,331	11.0%
Obligations under participation agreements	(21,953,061)	12.0%	(23,736,594)	11.8%
Mortgage loan payable	(11,389,269)	7.3%	(34,000,000)	6.5%
Net loans (3)	$44,678,322	12.5%	$83,665,737	12.6%
Subordinated loans (4)
Gross loans	$270,559,214	13.0%	$173,518,553	13.1%
Obligations under participation agreements	(72,485,071)	12.9%	(44,500,729)	12.8%
Net loans (3)	$198,074,143	13.1%	$129,017,824	13.2%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$349,249,585	12.6%	$338,889,294	12.0%
Obligations under participation agreements	(81,621,459)	12.7%	(57,727,421)	12.3%
Mortgage loan payable	(26,313,017)	7.1%	(36,928,955)	6.3%
Net loans (3)	$241,315,109	13.1%	$244,232,918	12.7%
Senior loans
Gross loans	$104,708,261	11.4%	$155,449,688	10.5%
Obligations under participation agreements	(22,475,039)	12.0%	(18,257,876)	11.2%
Mortgage loan payable	(26,313,017)	7.1%	(36,928,955)	6.3%
Net loans (3)	$55,920,205	13.3%	$100,262,857	12.0%
Subordinated loans (4)
Gross loans	$244,541,324	13.1%	$183,439,606	13.2%
Obligations under participation agreements	(59,146,420)	13.0%	(39,469,545)	12.8%
Net loans (3)	$185,394,904	13.1%	$143,970,061	13.3%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

(3)
The weighted average coupon rate represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.

(4)	Subordinated loans include mezzanine loans, preferred equity investments and credit facilities.

For the nine months ended September 30, 2018 as compared to the same period in 2017, the increase in weighted average coupon rate was due to a decrease in investments in senior loans, which are typically larger principal-balance loans paying lower levels of interest reflecting the lower perceived risk due to their senior position in the borrower’s capital structure as compared to investments in subordinated loans, as well as the senior loans that matured in the prior year period having coupon rates that were lower than the current senior loans.

Professional Fees

For the three months ended September 30, 2018 as compared to the same period in 2017, professional fees remained substantially the same. For the nine months ended September 30, 2018 as compared to the same period 2017, professional fees decreased by $0.1 million primarily due to additional fees incurred in connection with the filing of our registration statement on
Form 10 in 2017.

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

2018 — For the three and nine months ended September 30, 2018, we recorded a net change in unrealized depreciation on investments of $0.2 million and $0.4 million, respectively, primarily due to an increase in market interest rates and for one loan, an increase to its discount rate driven by a decrease in the net cash flow of the underlying property.

2017 — For the three and nine months ended September 30, 2017, we recorded a net change in unrealized appreciation on investments of $0.4 million and $0.9 million, respectively, as a result of the amortization of a substantial portion of the net purchase premiums recognized in connection with the Merger in 2016, which reduced the carrying value of the loans in 2017.

Net Increase in Members’ Capital Resulting from Operations

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, the resulting net increase in members’ capital results from operations increased by $0.4 million and $1.0 million, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s obligations under participation agreements totaling $48.8 million will mature in the next twelve months. Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $28.7 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

Cash Flows Provided by Operating Activities

2018 — For the nine months ended September 30, 2018, cash flows provided by operating activities were $24.6 million, primarily due to $24.9 million of dividends received from Terra Property Trust, of which $7.1 million was recorded as a return of capital.

2017 — For the nine months ended September 30, 2017, cash flows provided by operating activities were $28.5 million, primarily due to $29.7 million of dividends received from Terra Property Trust, of which $14.0 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2018 — For the nine months ended September 30, 2018, cash flows used in financing activities were $24.7 million, consisting of distributions paid to members of $22.5 million, and $2.2 million used to redeem 50.4 Terra Fund 4 Termination Units and 3.6 continuing income units.

2017 — For the nine months ended September 30, 2017, cash flows used in financing activities was $28.4 million consisting of distributions paid to members of $23.1 million and cash of $5.3 million used to primarily redeem Terra Fund 3 Termination Units

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2018 and 2017, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and nine months ended September 30, 2018 and 2017, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust to Terra REIT Advisors

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

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra Property Trust from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra Property Trust takes ownership of a property as a result of a workout or foreclosure of a loan, Terra Property Trust will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors as well as Terra REIT Advisors in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Origination fee expense (1)	$439,252	$624,255	$1,385,832	$2,381,562
Asset management fee	762,470	785,748	2,285,610	2,397,595
Asset servicing fee	184,655	152,047	529,403	529,535
Operating expenses reimbursed to Manager	1,016,040	725,197	2,663,562	2,425,699
Disposition fee (2)	180,923	197,614	701,236	798,333
Total	$2,583,340	$2,484,861	$7,565,643	$8,532,724
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition fee is generally offset with exit fee income on the consolidated statements of operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. We adopted this standard on January 1, 2018 using the cumulative effect transition method. The adoption of ASU 2014-09 did not have any impact on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. We adopted this standard on January 1, 2018. The adoption of ASU 2016-01 did not have any impact on our consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, a Consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The guidance requires application using a retrospective transition method. We adopted this standard on January 1, 2018. The adoption of ASU 2016-15 did not have any impact on our consolidated financial statements and disclosures.

In June 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company definition. Under the new definition, generally, a company qualifies as a “smaller reporting company” if: (i) it has public float of less than $250 million; or (ii) it has less than $100 million in annual revenues and no public float or public float of less than $700 million. These amendments did not have any impact on us.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements and disclosures.

In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November

5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. We intend to adopt the Final Rule in the first quarter of 2019. The adoption of the Final Rule is not expected to have a material impact on our consolidated financial statements and disclosures.

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
As of September 30, 2018, Terra Property Trust had seven investments with an aggregate principal balance of $75.3 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, six of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.3 million, and an increase of 100 basis points in LIBOR would increase our annual interest income, net of interest expense on participation agreements, by approximately $0.5 million. Additionally, Terra Property Trust had $45.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% that is collateralized by an office building. A decrease of 100 basis points in LIBOR would decrease our annual interest expense by approximately $0.5 million and an increase of 100 basis points in LIBOR would increase our annual interest expense by approximately $0.5 million.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
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

Date: November 9, 2018

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