Form 10-K
period 2018-12-31
Terra Secured Income Fund 5, LLC
filed 2019-03-28
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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
Securities registered pursuant to section 12(g) of the Securities Exchange Act of 1934: Units of Limited Liability Company Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 27, 2019, the registrant had 6,638.4 units of limited liability company interests outstanding.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K, the terms: “we,” “us,” “our,” “our Fund” and the “Company” refer to Terra Secured Income Fund 5, LLC, a Delaware limited liability company, together with its subsidiaries, including Terra Property Trust, Inc., our indirect wholly-owned subsidiary through which we conduct substantially all of our business and which we refer to as our “REIT subsidiary.” Additionally, the following defined terms are used in this annual report on Form 10-K.

•	“Continuing Income Units” refer to the regular membership units of limited liability company interest in our Fund;

•	“Termination Units” refer to the membership interest in our Fund that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments;

•	“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners;

•	“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, a subsidiary of Terra Capital Partners;

•	“Terra Capital Markets” refers to Terra Capital Markets, LLC, an affiliate of Terra Capital Partners;

•	“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

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

•
Our “Manager or its affiliates” refers to Terra Fund Advisors, as the managing member of Terra Secured Income Fund 5, LLC, and/or Terra REIT Advisors, as the external manager of our REIT subsidiary, as the context requires;

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

ii

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

•	our dependence on our Manager or its affiliates and the availability of its senior management teams and other personnel;

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

As of December 31, 2018, through our REIT subsidiary, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 29 investments in 14 states with an aggregate net principal balance of $271.6 million, a weighted average coupon rate of 11.70%, a weighted average loan-to-value ratio of 66.56% and a weighted average remaining term to maturity of 2.01 years. The portfolio is diversified across loan products, property types and geographies.

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

We believe that we are well positioned to capitalize on these opportunities through our relationship with our Manager and Terra Capital Partners. Our management team maintains extensive relationships within the real estate industry, including real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We leverage the many years of experience and well-established contacts of our management team and use these relationships for the benefit of our members.

On January 1, 2016, Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 merged with and into our subsidiaries (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to our REIT subsidiary in exchange for all of the common shares of our REIT subsidiary. We elected to engage in these transactions, which we refer to as the “REIT formation transactions,” to make our investments through our REIT subsidiary and to provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

Our Manager intends to treat us as a partnership and not as an association or “publicly traded partnership,” taxed as a corporation for U.S. federal income tax purposes. Our REIT subsidiary has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. So long as our REIT subsidiary qualifies as a REIT, it generally is not subject to U.S. federal income tax on its net taxable income to the extent that it annually distributes all of its net taxable income to its stockholders. We also operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

The Axar Transaction

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of our REIT subsidiary, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of our company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to Terra Fund 6, to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an entity (“Axar”) wholly owned by a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar Capital Management”), a Delaware limited partnership, entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which Axar acquired from the respective owners thereof: (i) a 49% economic interest in Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar acquired the remaining 34.3% economic interest in Terra Capital Partners. On January 23, 2019, Terra Fund 6 filed a Definitive Proxy Statement with the SEC seeking approval by a majority of its outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6 at its 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors.

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
The transaction agreements contemplated that Bruce D. Batkin, who was at the time of the Axar Transaction Terra Capital Partners’ Chief Executive Officer, Daniel Cooperman, its Chief Originations Officer, and Gregory M. Pinkus, its Chief Financial Officer, would continue in their roles with Terra Capital Partners, while Simon J. Mildé (who was the Chairman of the board of directors of Terra Capital Partners) would become Vice Chairman of the board of directors of Terra Capital Partners. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of our REIT subsidiary and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and our REIT subsidiary.
In connection with the Axar Transaction, Simon J. Mildé and Bruce D. Batkin entered into five-year employment agreements with Terra Capital Partners and Vikram S. Uppal entered into a two-year employment agreement with Terra Capital Partners. The employment agreements contain customary non-compete and non-solicit restrictive covenants. In addition, Axar Capital Management received certain approval rights over certain major decisions impacting Terra Fund Advisors and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of our REIT subsidiary. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby Terra REIT Advisors).
On November 13, 2018, Terra Capital Partners announced that Vikram S. Uppal had been appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeded Bruce D. Batkin, the founder of Terra Capital Partners, who assumed the role of Vice Chairman. In connection with this transition, Mr. Uppal also succeeded Mr. Batkin as the Chief Executive Officer of (i) Terra Fund Advisors, (ii) Terra REIT Advisors, and (iii) our REIT subsidiary. Mr. Batkin remains on the board of directors of our REIT subsidiary as Vice Chairman and, although no longer an employee of Terra Capital Partners, provides certain consulting services to Terra Capital Partners. The board of directors of our REIT subsidiary unanimously approved the appointments of Mr. Uppal as Chief Executive Officer of our REIT subsidiary and Mr. Batkin as Vice Chairman of the board of directors of our REIT subsidiary.
For additional information related to the Axar Transaction, including the voting agreement entered into in respect of the shares of common stock of our REIT subsidiary owned by our company, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Voting Agreement” in this annual report on Form 10-K.

Our Manager and Terra Capital Partners

Our sole managing member is our Manager. The external manager of our REIT subsidiary is the REIT Manager. Both our Manager and the REIT Manager are registered as investment advisers under the Advisers Act.

The REIT Manager is a subsidiary, and our Manager is an affiliate of, Terra Capital Partners, a real estate finance and investment firm that focuses primarily on the origination and management of mezzanine loans, first mortgage loans and preferred equity investments in all major commercial property types. Since its formation in 2001 and its commencement of operations in 2002 Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the U.S. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its interest in its portfolio. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2018 have been secured by approximately 11.6 million square feet of office properties, 3.5 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,457 hotel rooms and 25,210 apartment units. The value of the properties underlying this capital was approximately $7.4 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and will be beneficial should our Manager need to foreclose on a property underlying a financing.

Terra Capital Partners is wholly owned by an affiliate of Axar Capital Management since November 30, 2018. Axar Capital Management is an investment manager registered under the Advisers Act with over $800 million in assets under management, headquartered in New York City and founded by Andrew M. Axelrod, Axar Capital Management focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar Capital management’s senior real estate team has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management LP. Axar Capital Management has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisors and senior lenders.

Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Andrew M. Axelrod (Chairman), Bruce D. Batkin (Vice Chairman), Simon J. Mildé (Vice Chairman), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Batkin, the founder of Terra Capital Partners, resigned as Chief Executive Office and assumed the role of Vice Chairman on December 1, 2018. Mr. Uppal has served as Chief Executive Officer since December 1, 2018 and as Chief Investment Officer since February 2018. Mr. Axelrod assumed his current role as Chairman in February 2018. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management, Jones Lang Wootton (formerly Jones Lang LaSalle Incorporated and now JLL), Merrill Lynch, Donaldson, Lufkin and Jenrette Securities Corporation (now Credit Suisse (USA) Inc.) and ABN Amro Bank N.V.

Objective and Strategy

Our primary investment objectives are to:

•	preserve our members’ capital contributions;

•	realize income from our investment; and

•	make monthly distributions to our members from cash generated by our investment.

We focus on providing commercial real estate loans to creditworthy borrowers that generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital.

We deploy modest amounts of leverage as part of our operating strategy, which consists of borrowings under first mortgage financings, credit facilities, repurchase agreements and other debt instruments. Although we are not required to maintain any particular leverage ratio or leverage limitation, we expect that our leverage will generally not exceed 30% of the value of our total assets on a portfolio basis. In addition, if the borrower in one of our mezzanine, preferred equity or other subordinated investments defaults on the senior loan, we may incur leverage to service and/or purchase the senior loan and avoid a default on that senior loan to which our loan would be subject, or to pay miscellaneous expenses incurred in curing the default. See “Item 1. Business — Our Financing Strategy” in this annual report on Form 10-K for additional information about our leverage strategy.

The management teams of our Manager and the REIT Manager have extensive experience in originating, managing and disposing of real estate-related loans. The REIT Manager seeks to:

•	focus on middle market loans of approximately $3 million to $50 million;

•	originate loans not exceeding 80% of the current value of the underlying property;

•	focus on the origination of new loans;

•	invest primarily in floating rate rather than fixed rate loans, but the REIT Manager reserves the right to make debt investments that bear interest at a fixed rate;

•	originate loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold loans until maturity unless, in the REIT Manager’s judgment, market conditions warrant earlier disposition.

Our Financing Strategy

We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which consists of borrowings under first mortgage financings and repurchase agreements. We may in the future also deploy leverage through other credit facilities. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. Although we are not required to maintain any particular leverage ratio or leverage limitation, we expect that our leverage will generally not exceed 30% of the value of our total assets on a portfolio basis. In addition, we intend to match our use of floating rate leverage with floating rate investments. In December 2018, our REIT subsidiary entered into a master repurchase agreement (the “master repurchase agreement”) that provides for advances of up to $150 million in the aggregate, which our REIT subsidiary expects to use to finance certain secured performing commercial real estate loans, primarily senior mortgage loans. As of December 31, 2018, our REIT subsidiary had outstanding indebtedness, consisting of borrowings under a mortgage loan of $45.0 million and borrowings under master repurchase agreement of $34.2 million. As of December 31, 2018, the amount remaining available under the master repurchase agreement was $115.8 million. Additionally, as of December 31, 2018, our REIT subsidiary had obligations under participation agreements with an aggregate outstanding principal amount of $113.5 million. However, our REIT subsidiary does not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With its larger size and enhanced access to capital and capital flexibility, our REIT subsidiary expects to deemphasize its use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K.

Targeted Assets

Real Estate-Related Loans

Through our REIT subsidiary, we originate, structure, fund and manage commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the U.S. We may also, to the extent consistent with our REIT subsidiary’s qualification as a REIT, acquire equity participations in the underlying collateral of some of such loans. Our REIT subsidiary originates, structures and underwrites most if not all of our investments. Our REIT subsidiary, in reliance on the REIT Manager, uses what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating, not purchasing, loans, our REIT subsidiary is able to structure and underwrite investments that satisfy our standards, utilize our proprietary documentation and establish a direct relationship with our borrower. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the U.S. We continue to see attractive lending opportunities, and we expect market conditions to remain favorable for our strategy for the foreseeable future.

Mezzanine Loans.  These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on due date (although there may be a portion of the interest that is deferred) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2018, our REIT subsidiary owned 12 mezzanine loans with a total net principal amount of $66.3 million, which constituted 24.4% of its net investment portfolio.

Preferred Equity Investments.  These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2018, our REIT subsidiary owned 13 preferred equity investments with a total net principal amount of $110.1 million, which constituted 40.6% of its net investment portfolio.

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

First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2018, our REIT subsidiary owned four first mortgage loans with a total net principal amount of $95.1 million, which constituted 35.0% of its portfolio.

Subordinated Mortgage Loans (B-notes).  B-notes include structurally subordinated mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one to five) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy these loans directly from third-party originators. As a result of the current credit market disruption related to the most recent recession and the decrease in capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy these types of loans from third-parties on favorable terms will continue to be attractive.

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2018, our REIT subsidiary did not own any B-notes.

Equity Participations.  In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2018, our REIT subsidiary did not own any equity participations.

Other Real Estate-Related Investments.  We may, through our REIT subsidiary, invest in other real estate-related investments, which may include Commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of principal on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2018, our REIT subsidiary did not own any other real estate-related investments.

Operating Real Estate
From time to time, our REIT subsidiary might acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, our REIT subsidiary acquired a multi-tenant office building through foreclosure of a first mortgage loan. As of December 31, 2018, the office building had a carrying value of $56.0 million, and the mortgage loan payable encumbering the office building had a principal amount of $45.0 million.
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

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports and other information with the SEC. The SEC maintains a website at www.sec.gov where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings we make with the SEC, including amendments to such filings, may be obtained free of charge. Our reports can be viewed and downloaded from our password protected website free of charge. Our investors and advisors may submit a request for access to the website at www.terrafund5.com. The information on our website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.

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

Risks Related to Our Business

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, the value of our assets and returns to our investors.

We are subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, including events such as the United Kingdom's decision to exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect the value of our assets, and our results of operations, cash flow and returns to our investors.

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

Our REIT subsidiary’s investments are selected by our Manager or its affiliates and our unitholders will not have input into investment decisions.

Pursuant to the terms of a management agreement between our REIT subsidiary and the REIT Manager, the REIT Manager is responsible for, among other services, managing the investment and reinvestment of our REIT subsidiary’s assets, subject to the oversight and supervision of the board of directors of our REIT subsidiary. Our unitholders will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in our units, as we may make investments with which you may not agree. Our Manager or its affiliates intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager or its affiliates to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our unitholders, and could cause the value of our units to decline. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager or its affiliates will uncover all relevant facts or that any particular investment will be successful.

From time to time, before appropriate real estate-related investments can be identified, our Manager or its affiliates may choose to have us invest in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our REIT subsidiary's intention to maintain its qualification as a REIT. These short-term, non-real estate-related investments, if any, are expected to provide a lower net return than we will seek to achieve from investments in real estate-related loans and other commercial real estate assets. Furthermore, when our Manager or its affiliates does identify suitable real estate-

related loans and other commercial real estate assets that are the types of assets which we target, you will be unable to influence the decision of our Manager or its affiliates ultimately to invest in, or refrain from investing in, such assets.

Our Manager’s or its affiliates’ due diligence of potential real estate-related loans and other commercial real estate assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in our assets, which could lead to investment losses.

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

If our Manager or its affiliates underestimates the borrower’s credit analysis or originates loans by using an exception to their loan underwriting guidelines, we may experience losses.

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

Further, from time to time and in the ordinary course of business, our Manager or its affiliates may make exceptions to our pre-determined loan underwriting guidelines. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

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

Our Manager or its affiliates utilizes analytical models and data in connection with the valuation of our real estate-related loans and other commercial real estate assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

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

Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, CMBS, and other real-estate debt or equity securities and the availability and yield on our targeted assets.

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

Uncertainty regarding the London interbank offered rate (“LIBOR”) may adversely impact our assets and borrowings.

In July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our master repurchase agreement is, and other future financing may be, linked to this benchmark rate. When LIBOR ceases to exist, we may need to amend the debt agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our units.

Future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

From time to time, the global capital markets may experience periods of disruption and instability, which could cause disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of U.S. and foreign governments, these events could contribute to worsening general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

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

Our REIT subsidiary’s loans (originated and acquired) are concentrated in New York, Florida, California, Pennsylvania and Washington representing approximately 30.0%, 22.5%, 17.8%, 5.3% and 4.9% of its net loan portfolio as of December 31, 2018, respectively. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our customers in California which in turn could limit their ability to borrow funds.

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

We expect that a significant portion of our REIT subsidiary’s assets may be mortgage loans for the development of real estate, which will initially be secured by infill land. These types of loans are speculative, because:

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

Our REIT subsidiary’s investments may include subordinated tranches of CMBS, which are subordinate in right of payment to more senior securities.

Our REIT subsidiary’s investments may include subordinated tranches of CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of commercial loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

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

Our ability to originate and acquire real estate-related loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. If we lost access to our loan servicing activity data or other important business information due to a network or utility failure, our ability to effectively manage our business could be impaired.

Some of these systems are located at our facility and some are maintained by third party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period, there could be a material and adverse impact on our business, results of operations and financial condition.

In addition, some of our security measures may not effectively prohibit others from obtaining improper access to our information. If a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation.

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, the REIT Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, our REIT subsidiary’s board of directors and its audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and the Manager and its affiliates and the measures the Manager and its affiliates are taking to mitigate such risks. In addition to such periodic reports, our REIT subsidiary’s board of directors and its audit committee receive updates from management as to changes to us and the Manager and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks Related to Regulation

Returns on our real estate-related loans may be limited by regulations.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make or invest in real estate-related loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements, which could reduce the amount of income we would otherwise receive.

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

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In addition, President Donald J. Trump has promised and issued several executive orders intended to relieve the financial burden created by the Dodd-Frank Act, although these executive orders only set forth several general principles to be followed by the federal agencies and do not mandate the wholesale repeal of the Dodd-Frank Act. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our unitholders.

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

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information and could materially and adversely affect the market price of our units.

We may be exposed to environmental liabilities with respect to properties to which we take title, which may in turn decrease the value of the underlying properties.

In the course of our business, we may take title to real estate, and, as a result, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property.

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

Our REIT subsidiary relies on, and certain of its subsidiaries rely on, the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions available to our REIT subsidiary and its subsidiaries

(other than Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of our REIT subsidiary’s (and any of its subsidiaries relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and at least 80% of our REIT subsidiary’s (and any of its subsidiaries’, in relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets) as determined in accordance with the 1940 Act and the rules and regulations promulgated thereunder. For purposes of the exclusion provided by Section 3(c)(5)(C) of the 1940 Act, our REIT subsidiary (and any of its subsidiaries relying on Section 3(c)(5)(C)) classifies its investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations our REIT subsidiary (and any of its subsidiaries relying on Section 3(c)(5)(C)) may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets held by our REIT subsidiary (and any of its subsidiaries relying on Section 3(c)(5)(C)). Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us, our REIT subsidiary, or any of its subsidiaries relying on Section 3(c)(5)(C) to lose our or their exclusion from registration, or force us, our REIT subsidiary, or any of its subsidiaries to re-evaluate our or their portfolios and our or their investment strategy. Such changes may prevent us from operating our business successfully.

Further, in order to maintain an exclusion from registration under the 1940 Act, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to its strategy.

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

Risks Related to Our Management and Our Relationship with Our Manager and its Affiliates

We rely entirely on our Manager or its affiliates and the directors, employees and officers of our Manager or its affiliates for our day-to-day operations, and the directors, officers and employees of our Manager or its affiliates will face competing demands to their allocation of time and investment opportunities.

We have no employees and do not intend to have employees in the future. Our success depends substantially on the efforts and abilities of the directors and officers of our Manager and its affiliates, including Messrs. Uppal, Axelrod, Mildé, Batkin, Hamrick, Pinkus and Cooperman. In connection with the Axar Transaction, Mr. Mildé entered into a five-year employment agreement with Terra Capital Partners and Mr. Uppal entered into a two-year employment agreement with Terra Capital Partners. If our Manager or its affiliates were to lose the benefit of the experience, efforts and abilities of any of these individuals at the expiration of their employment agreement or otherwise, our operating results could suffer.

In addition to the officers set forth above, we rely on the other debt finance professionals of our Manager or its affiliates to identify suitable investments. Certain other companies managed by our Manager or its affiliates, which have investment objectives similar to ours, also rely on many of these same officers and professionals. Our Manager or its affiliates may face conflicts of interest if we enter into transactions with an affiliate. In these circumstances, the persons who serve as the management team of our Manager or its affiliates may have a fiduciary responsibility to both us and the affiliate. Transactions between us and such affiliates will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties, possibly causing us to enter into a transaction that is not in our best interest and that may negatively impact our performance. Further, many investment opportunities that are suitable for us may also be suitable for other affiliates advised by our Manager or its affiliates. When the officers of our Manager or its affiliates identify an investment opportunity that may be suitable for us as well as an affiliated entity, they, in their sole discretion, will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager or its affiliates will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager or its affiliates will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds. As a result, the officers of our Manager or its affiliates could direct attractive investment opportunities to other affiliated entities or investors. Such events could result in the fund acquiring investments that provide less attractive returns, which would reduce the level of distributions we may be able to pay you.

Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. Should our Manager or its affiliates, or the members of our Manager's or its affiliates' management teams, devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

We face certain conflicts of interest with respect to our operations and our relationship with our Manager and out REIT subsidiary’s relationship with the REIT Manager.

We are subject to conflicts of interest arising out of our and our REIT subsidiary’s respective relationships with our Manager, the REIT Manager and their affiliates. We may enter into additional transactions with our Manager or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures or co-investments with other affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other affiliates. Future joint venture investments could be adversely affected by our lack of sole decision-making authority, or reliance on our Manager’s and affiliates’ financial condition and liquidity, and disputes between us and our Manager. Certain of these transactions will be subject to certain regulatory restrictions as a result of the 1940 Act or the conditions of an order granting exemptive relief to our affiliate, Terra Fund 6. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

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

The compensation that the REIT Manager receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third-party.

The compensation paid by our REIT subsidiary to the REIT Manager or its affiliates for services they provide to our REIT subsidiary were not determined on an arm’s-length basis. We cannot assure you that a third party unaffiliated with us would not be able to provide such services to us at a lower price.

The base management fee the REIT Manager receives for managing our REIT subsidiary may reduce its incentive to devote its time and effort to seeking attractive assets for our portfolio because the fee is payable regardless of our performance.

Our REIT subsidiary pays the REIT Manager a base management fee regardless of the performance of our portfolio. The REIT Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions and the value of our units.

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

We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy not in excess of 30%. Notwithstanding the foregoing, our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our unitholders or our REIT subsidiary's stockholders. Depending on market conditions, additional borrowings may include credit facilities, additional repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to our unitholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. To the extent we use repurchase agreements to finance the purchase of assets, a decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. Any reduction in distributions to our unitholders may cause the value of our units to decline.

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

We may use credit facilities, additional repurchase agreements, additional first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDO”s), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

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

The documents governing our master repurchase agreement contain, and additional financing arrangements may contain, financial covenants that could restrict our borrowings or subject us to additional risks.

We borrow funds under our master repurchase agreement. The documents that govern the master repurchase agreement contain, and additional financing arrangements may contain, various financial and other restrictive covenants, including covenants that require us or our REIT subsidiary to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. The guarantee agreement relating to our master repurchase agreement requires our REIT subsidiary to maintain: (i) liquidity of at least 10% of the then-current outstanding amount under the master repurchase agreement; (ii) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the master repurchase agreement; (iii) tangible net worth at an amount equal to or greater than 75% of our REIT subsidiary’s tangible net worth as of December 12, 2018, plus 75% of new capital contributions thereafter; (iv) an EBITDA to interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00. If we or our REIT subsidiary fail to satisfy any of the financial or other restrictive covenants, or otherwise default under these agreements, the lender will have the right to accelerate repayment and terminate the facility. Accelerating repayment and terminating the facility will require immediate repayment by us or our REIT subsidiary, as applicable, of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us or our REIT subsidiary to incur further losses and adversely affecting our results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

We currently have outstanding indebtedness and expect to use additional borrowings, such as first mortgage financings, credit facilities, repurchase agreements and other credit facilities, as part of our operating strategy. Our use of financings exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

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

Repurchase agreements that we use to finance our assets restrict us from leveraging our assets as fully as desired, and may require us to provide additional collateral.

We use repurchase agreements to finance our assets. If the market value of the assets pledged or sold by our REIT subsidiary under our master repurchase agreement declines, our REIT subsidiary will be required to pay down a portion of the funds advanced, but our REIT subsidiary may not have the funds available to do so, which could result in defaults. Repurchase agreements that we may use in the future may also require us to provide additional collateral if the market value of the assets pledged or sold by us to a financing institution declines. Posting additional collateral to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. In the event we do not have sufficient liquidity to meet such requirements, financing institutions can accelerate repayment of our indebtedness, increase interest rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for bankruptcy protection. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code.

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

If we attempt to qualify for fair value hedge accounting treatment for any derivative instruments, but we fail to so qualify, we may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

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

Each member has been required to represent that, unless waived by our Manager, he or she (i) is an “accredited investor” within the meaning of Rule 501(a) of the Securities Act at the time of acquisition of the units, (ii) acquired the units for investment and not with a view to distribution or resale, and (iii) understood that our units have not been registered under the Securities Act or any state “blue sky” or securities laws, are not freely transferable, and that such member must bear the economic risk of investment in the units for an indefinite period, and the units cannot be sold unless they are subsequently registered or an exemption from such registration is available and such member complies with the other applicable provisions of our amended and restated operating agreement. There is no public market for the units and members cannot expect to be able to liquidate their units in the case of an emergency. Further, the sale of the units may have adverse federal income tax consequences. Our members may not sell, assign or transfer all or a portion of their units without the prior written consent of our Manager, which consent may be withheld in our Manager’s sole and absolute discretion.

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

Manager Compensation: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an IPO or listing of our REIT subsidiary, it is expected that our REIT subsidiary will enter into a new management agreement with our Manager or an affiliate of our Manager. The base management fees, incentive distributions or other amounts that would be payable to our Manager in the case of any such transaction are expected to be market-based fees determined in the case of any IPO by discussions between our Manager and the underwriters involved in the IPO. Any such fees are expected to be paid in lieu of the fees payable to our Manager by us or our REIT subsidiary. In addition, if in connection with any such alternative liquidity event or other transaction, we distribute shares of our REIT subsidiary to our members, our Manager may be entitled to receive a portion of such distributed shares based on its incentive distribution interest in our Fund, with shares of our REIT subsidiary being valued at the date of distribution at their book value (if distributed prior to an liquidity event), at the IPO price in the case of an IPO (if distributed within 60 days after such IPO) or at the trading value for such shares over the 10-trading period prior to such distribution (if distributed at any time after the expiration of such 60-day period).

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

Our Manager may, in its sole discretion, require a compulsory redemption of all or a portion of a member’s units, including but not limited to cases in which the ownership of units would result in our assets being deemed “plan assets” for Employee Retirement Income Security Act of 1974 (“ERISA”) purposes, as defined under ERISA or by any regulation of the U.S. Department of Labor, or other federal agency having jurisdiction, or the units have been transferred without our permission, or a member has acquired units otherwise than in compliance with applicable rules and regulations. Such compulsory redemption may result in adverse tax or economic consequences for the member.

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

Following the completion of the REIT formation transactions, our Manager approved an increase in the monthly distribution payable in respect of each unit in respect of the first full quarterly period following the closing of the REIT formation transactions to 9.0% per annum on $50,000 per unit. The timing and amount of future distributions and payments will continue to be made at the sole discretion of our Manager and subject to such factors our Manager considers to be relevant, including the amount of funds available for distribution or payment, our financial condition, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. Because we cannot predict future cash flows or the performance of our REIT subsidiary, no assurance can be given that we will be able to continue to maintain in future periods distributions on units at levels approved by our Manager.

Rapid decline in the values of our assets may make it more difficult for our REIT subsidiary to maintain its qualification as a REIT or our exclusion from the 1940 Act.

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

Tax Risks

Tax risks in general.

An investment in us involves complex U.S. federal, state and local income tax considerations that will differ for each investor. We intend to be treated as a partnership for U.S. federal income tax purposes. Assuming that we are so treated, we will not be subject to U.S. federal income tax, and each member will be required to include its allocable share of the items of our income, gain, loss and deduction in computing its U.S. federal income tax liability. We may, however, be subject to state and local tax, depending on the location and scope of our activities. In addition, entities through which we may make investments, including our REIT subsidiary, may in certain circumstances be subject to U.S. federal, state, local or foreign tax.

No Internal Revenue Service ruling.

We have not sought rulings from the Internal Revenue Service with respect to any of the U.S. federal income tax considerations discussed herein. Thus, positions to be taken by the Internal Revenue Service as to tax consequences could differ from the positions taken by us.

Publicly traded partnership risk.

If we were treated as a publicly traded partnership (“PTP”) taxable as a corporation, we would be subject to U.S. federal income tax and applicable state and local taxes on our income, which would result in reduced returns to our members.

Our Manager intends to treat us as a partnership and not as an association or PTP taxed as a corporation for U.S. federal income tax purposes. No assurance can be given that the Internal Revenue Service will not challenge such classification or that a court will not sustain any such challenge.

A PTP is a partnership the interests in which are: (i) traded on an established securities market; or (ii) readily tradable on a secondary market or the substantial equivalent thereof. We may not qualify for any of the safe harbors set forth in the applicable Treasury regulations under which a partnership is not treated as a PTP. However, our Manager intends to operate us in such a manner so that we will not be classified as a PTP. Even if the Internal Revenue Service were to assert that we are a PTP, we will not be taxable as a corporation within a particular taxable year if 90% or more of our gross income is “qualifying income” for each taxable year in which we were a PTP and we were not required to register under the 1940 Act. Qualifying income generally includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items. Since we conduct our real estate business through our REIT subsidiary, substantially all of our income should be dividends from our REIT subsidiary, which would be qualifying income. If, for any reason, we were treated as an association taxable as a corporation, we would be subject to U.S. federal income tax and applicable state and local taxes on our income.

Legislative, regulatory or administrative changes could adversely affect us.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our members may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our units. On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), and permitting immediate expensing of capital expenditures. The effect of the significant changes made by the TCJA is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed. While we do not currently expect this reform to have a significant impact to us, our members, and prospective investors are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our units.

Income taxes of members may exceed cash distributions.

Even if we have income or gains for U.S. federal income tax purposes, we will not be required to make distributions (or may lack sufficient cash available for distributions) to enable our members to pay their U.S. federal, state and local taxes as a result of such income or gain allocations. For example, in order to qualify as a REIT, our REIT subsidiary must distribute at least 90% of its net income (excluding net capital gain) to its shareholders on an annual basis. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur for our REIT subsidiary, resulting in “phantom income,” which could impact our REIT subsidiary’s ability to satisfy its annual distribution requirements. For example, under the recently enacted TCJA, our REIT subsidiary generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on its financial statements. The application of this rule may require our REIT subsidiary to accrue certain items of income with respect to its debt instruments, such as market discount and, for tax years beginning after December 31, 2018, original issue discount, earlier than would be the case under the otherwise applicable tax rules, although the precise application of this rule is unclear at this time. This rule could in certain circumstances increase our REIT subsidiary’s “phantom income,” which may require our REIT subsidiary to borrow funds or take other action to satisfy its REIT distribution requirements. For example, our REIT subsidiary may request that we and its other shareholders, if any, agree to a consent dividend in order to meet the annual distribution requirements or avoid paying corporate tax on any undistributed net income. When a REIT makes a consent dividend, the REIT and its stockholders are generally treated for U.S. federal income tax purposes as if the REIT distributed cash to the stockholders and the stockholders immediately re-contributed the cash to the REIT as a contribution to capital. A consent dividend would result in the recognition of income by our members as if an actual distribution were made, but without any distribution of cash. As a result, our members would be required to utilize other resources to satisfy tax liabilities and would not be able resort to distributions made by us to assist in satisfying such tax liabilities.

If our REIT subsidiary does not qualify or maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability as a result, which would result in reduced returns to our members.

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

The failure of assets subject to repurchase agreements that our REIT subsidiary enters into to qualify as real estate assets could adversely affect the ability of our REIT subsidiary to qualify as a REIT.

Our REIT subsidiary has entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which our REIT subsidiary sells certain of its assets to a counterparty and simultaneously enters into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that our REIT subsidiary will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could assert that our REIT subsidiary is not the owner of the assets during the term of the sale and repurchase agreement, in which case our REIT subsidiary could fail to qualify as a REIT.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted TCJA, non-corporate taxpayers are subject to a 37% maximum U.S. federal income tax rate on ordinary income, and are entitled to deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, REIT dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced 21% corporate tax rate, could cause non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that pay dividends, which could adversely affect the value of REIT shares. Because we are organized as a holding company and conduct our business primarily through our REIT subsidiary, this perception could adversely affect the value of our units.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units. As of December 31, 2018, we had 6,638.4 units outstanding held by a total of approximately 3,115 investors. As of December 31, 2018, there were no outstanding options, warrants to purchase our units or securities convertible into our units.

We currently expect that comparable cash dividends will continue to be paid in the future. However, these dividends will be made at the discretion of our Manager and will depend upon, among other things, our actual results of operations and liquidity.

Unregistered Sales of Equity Securities

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

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our units during the year ended December 31, 2018:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
January 2018	—	—	N/A	N/A
February 2018	—	—	N/A	N/A
March 2018	1.5 (1)	$37,179	N/A	N/A
April 2018	14.7 (2)	$40,459	N/A	N/A
May 2018	12.6 (3)	$40,960	N/A	N/A
June 2018	12.7 (3)	$40,273	N/A	N/A
July 2018	—	—	N/A	N/A
August 2018	12.5 (3)	$40,739	N/A	N/A
September 2018	—	—	N/A	N/A
October 2018	—	—	N/A	N/A
November 2018	5.0 (1)	$36,617	N/A	N/A
December 2018	—	—	N/A	N/A
Total	59.0
_______________

(1)	Represents Continuing Income Units redeemed at a 15% discount of the most recently published net asset value.

(2)
Includes 12.6 Termination Units issued to former members of Terra Fund 4 in connection with the REIT formation transaction. Amount also includes 2.1 Continuing Income Units, which were redeemed at a 15% discount of the most recently published net asset value.

(3)	Represents the number of Termination Units issued to former members of Terra Fund 4 in connection with the REIT formation transaction, which were redeemed during the period.

Item 6. Selected Financial Data.
The selected financial data presented below under the captions “Statement of operations data”, “Per unit data”, “Other information” and “Balance sheet data” as of and for the years ended December 31, 2018 and 2017 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The data should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

	Years Ended December 31,
	2018	2017
Statements of Operations Data:
Investment income	$22,483,658	$21,361,570
Total operating expenses	474,589	528,861
Net investment income	22,009,069	20,832,709
Net increase in members’ capital resulting from operations	19,874,424	21,908,940

Per Unit Data:
Net asset value	$39,630	$41,143
Net investment income	3,304	3,075
Net increase in members capital resulting from operations	2,983	3,234
Capital distributions	4,496	4,523

Other Information:
Internal rate of return at year end	6.56%	6.26%
Number of investments at year end	1	1
Purchases of stock	$—	$—
Return of capital	10,201,722	16,066,595

	December 31,
	2018	2017
Balance Sheet Data:
Total assets	$263,238,652	$275,645,183
Total investments	263,092,585	275,428,953
Members’ capital	263,080,442	275,549,455

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

On January 1, 2016, the Terra Funds completed the Merger. Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to our REIT subsidiary in exchange for all of the common shares of our REIT subsidiary. We elected to engage in these transactions to make our investments through our REIT subsidiary and to provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of our REIT subsidiary, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external advisor to Terra Fund 6, to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, Axar entered into an investment agreement with Terra Capital Partners and its affiliates, pursuant to which Axar acquired from the respective owners thereof: (i) a 49% economic interest in Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar acquired the remaining 34.3% economic in Terra Capital Partners. On January 23, 2019, Terra Fund 6 filed a Definitive Proxy Statement with the SEC seeking approval by a majority of its outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6 at its 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors. When used herein the term “Manager” refers to Terra Income Advisors for periods prior to February 8, 2018 and refers to Terra Fund Advisors beginning on such date.

Portfolio Summary

The following tables provide a summary of our REIT subsidiary’s net loan portfolio as of December 31, 2018 and 2017:

	December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	20	9	29	18	29
Principal balance	$163,486,937	$221,554,764	$385,041,701	113,458,723	$271,582,978
Amortized cost	164,989,811	223,254,163	388,243,974	114,298,591	273,945,383
Fair value	164,578,464	223,291,666	387,870,130	114,189,654	273,680,476
Weighted average coupon rate	12.54%	11.35%	11.86%	12.22%	11.70%
Weighted-average remaining term (years)	1.84	2.05	1.96	1.84	2.01

	December 31, 2017
	Fixed Rate	Floating Rate (1)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	33	1	34	19	34
Principal balance	$299,311,201	$53,749,794	$353,060,995	75,077,891	$277,983,104
Amortized cost	302,816,709	54,277,021	357,093,730	76,053,279	281,040,451
Fair value	302,951,869	54,282,803	357,234,672	75,991,436	281,243,236
Weighted average coupon rate	12.79%	9.97%	12.36%	12.67%	12.23%
Weighted-average remaining term (years)	1.62	0.19	1.40	1.14	1.47
_______________

(1)	These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using the applicable annual coupon rate as of December 31, 2018 and 2017.

(2)	Amounts included a $57.0 million senior mortgage used as collateral for a $34.2 million of borrowing under a repurchase agreement. The borrowing bears interest at an annual rate of LIBOR plus 2.5%.

(3)	Eight of these loans are subject to a LIBOR floor.

In addition to its net loan portfolio, on July 30, 2018, our REIT subsidiary foreclosed on a multi-tenant office building encumbering a $54.0 million first mortgage in exchange for the relief of the first mortgage and related fees and expenses. As of December 31, 2018, the office building had a carrying value of $56.0 million, and the mortgage loan payable encumbering the office building had an outstanding principal amount of $45.0 million.

Portfolio Investment Activity

For the year ended December 31, 2018, our REIT subsidiary invested $123.2 million in new loans and had $111.8 million of repayments, resulting in net investments of $11.4 million. Amounts are net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable. In addition, on July 30, 2018, our REIT subsidiary foreclosed on a multi-tenant office building encumbering a $54.0 million first mortgage in exchange for the relief of the first mortgage and related fees and expenses.

For the year ended December 31, 2017, our REIT subsidiary invested $114.8 million in new loans and had $131.2 million of repayments, resulting in net repayments of $16.4 million. Amounts are net of obligations under participation agreements, mortgage loan payable, and repurchase agreement payable.

Portfolio Information

The tables below detail the types of loans in our REIT subsidiary’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our REIT subsidiary’s proportionate share of the loans, based on its economic ownership of these loans.

	December 31, 2018				December 31, 2017
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Preferred equity investments	$110,099,644	$110,540,228	$110,470,658	40.4%	$67,635,660	$68,347,128	$68,263,958	24.3%
First mortgages	95,141,290	96,352,394	96,391,095	35.2%	109,231,733	110,306,919	110,308,371	39.2%
Mezzanine loans	66,342,044	67,052,761	66,818,723	24.4%	101,115,711	102,386,404	102,670,907	36.5%
Total	$271,582,978	$273,945,383	$273,680,476	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%

	December 31, 2018				December 31, 2017
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Hotel	$69,756,765	$70,832,816	$70,873,011	25.9%	$59,319,892	$60,026,750	$59,958,385	21.3%
Infill land	58,491,314	58,726,783	58,724,373	21.5%	55,481,939	56,029,898	56,025,568	19.9%
Student housing	40,450,320	40,857,137	40,716,877	14.9%	22,067,947	22,451,360	22,820,142	8.1%
Office	32,555,575	32,628,200	32,628,200	11.9%	58,145,794	58,714,480	58,722,267	20.9%
Condominium	32,229,051	32,534,232	32,535,346	11.9%	38,511,274	38,829,923	38,868,479	13.8%
Multifamily	31,099,953	31,366,215	31,307,286	11.4%	37,456,258	37,988,040	37,848,395	13.5%
Industrial	7,000,000	7,000,000	6,895,383	2.5%	7,000,000	7,000,000	7,000,000	2.5%
Total	$271,582,978	$273,945,383	$273,680,476	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%

	December 31, 2018				December 31, 2017
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
New York	$81,504,101	$81,860,466	$81,866,377	29.9%	$43,761,274	$44,121,538	$44,164,421	15.7%
Florida	61,194,351	62,206,934	62,249,920	22.7%	39,926,892	40,281,901	40,296,964	14.3%
California	48,459,159	48,756,874	48,768,414	17.8%	104,362,267	105,490,614	105,391,192	37.5%
Pennsylvania	14,325,000	14,325,000	14,325,000	5.2%	15,585,000	15,731,551	15,732,064	5.6%
Washington	13,304,278	13,386,747	13,344,750	4.9%	20,354,875	20,469,129	20,527,134	7.3%
Georgia	12,346,939	12,470,408	12,469,169	4.6%	15,846,939	16,126,857	15,998,575	5.7%
Illinois	11,139,020	11,228,212	11,228,212	4.1%	—	—	—	—%
Massachusetts	7,000,000	7,000,000	6,895,383	2.5%	7,000,000	7,000,000	7,000,000	2.5%
Ohio	5,452,125	5,495,781	5,495,781	2.0%	4,000,000	4,040,000	4,039,499	1.4%
North Carolina	4,787,414	4,821,252	4,826,213	1.8%	2,198,000	2,220,813	2,219,723	0.8%
Colorado	4,027,736	4,068,014	4,067,543	1.5%	—	—	—	—%
Alabama	3,700,000	3,763,796	3,736,506	1.4%	3,700,000	3,772,716	3,736,507	1.3%
Texas	2,450,000	2,469,608	2,458,728	0.9%	6,093,243	6,188,077	6,157,971	2.2%
Other (1)	1,892,855	2,092,291	1,948,480	0.7%	7,618,614	7,913,324	8,276,135	2.9%
Delaware	—	—	—	—%	4,396,000	4,437,459	4,439,464	1.6%
Oregon	—	—	—	—%	3,140,000	3,246,472	3,263,587	1.2%
Total	$271,582,978	$273,945,383	$273,680,476	100.0%	$277,983,104	$281,040,451	$281,243,236	100.0%
_______________

(1)
Other includes $1.9 million of properties in South Carolina at December 31, 2018. Other includes $2.7 million of properties in Indiana, $1.9 million of properties in South Carolina, $1.9 million of properties in Tennessee and $1.1 million of properties in Utah at December 31, 2017.

Factors Impacting Operating Results

Our operating results are affected by a number of factors and primarily depend on, among other things, the level of the interest income from targeted assets, the market value of our assets and the supply of, and demand for, real estate-related loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

Market Risk

Our REIT subsidiary’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of our REIT subsidiary’s loans may be difficult, as there generally will be no established markets for these loans.

Credit Risk

Credit risk represents the potential loss that our REIT subsidiary would incur if the borrowers failed to perform pursuant to the terms of their obligations to our REIT subsidiary. Our REIT subsidiary manages exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, our REIT subsidiary employs an asset management approach and monitors the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, debt service coverage ratio, and the debt yield. Our REIT subsidiary also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Results of Operations
The following table presents the comparative results of our operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	Change
Investment income
Dividend income	$22,482,277	$21,360,569	$1,121,708
Other operating income	1,381	1,001	380
Total investment income	22,483,658	21,361,570	1,122,088
Operating expenses
Professional fees	462,549	489,884	(27,335)
Other	12,040	38,977	(26,937)
Total operating expenses	474,589	528,861	(54,272)
Net investment income	22,009,069	20,832,709	1,176,360
Net change in unrealized (depreciation) appreciation on investment	(2,134,645)	1,076,231	(3,210,876)
Net increase in members’ capital resulting from operations	$19,874,424	$21,908,940	$(2,034,516)

Dividend Income

Dividend income associated with our ownership of our REIT subsidiary represents our REIT subsidiary’s net income for the period. Any excess of distributions received from our REIT subsidiary over its net income is recorded as return of capital.

For the years ended December 31, 2018 and 2017, we received distributions of $32.7 million and $37.4 million, respectively, or $2.19 and $2.51 per share, respectively, from our REIT subsidiary, of which $22.5 million and $21.4 million was recorded as dividend income, respectively, representing our REIT subsidiary’s net income for the years presented, and $10.2 million and $16.1 million was recorded as return of capital, respectively. The $1.1 million increase in our REIT subsidiary’s net income was primarily due to (i) an increase in net interest income of $0.9 million; and (ii) an increase in prepayment fee income of $1.9 million primarily as a result of a $1.6 million prepayment fee received on an investment that the borrower repaid four years early in the current year period. These increases in our REIT subsidiary’s net income were partially offset by (i) an increase in operating expenses of $1.4 million due to increases in professional fees, directors fees and operating expenses reimbursed to our REIT subsidiary’ manager in the current period; and (ii) a net loss generated from the operations of a foreclosed real estate property of $0.5 million primarily related to depreciation and amortization expenses recorded.

Net interest income increased by $0.9 million as a result of (i) $0.9 million lower in amortization of net purchase premium as a result of the majority of the net purchase premium recognized in connection with the Merger in 2016 as well as a senior loan purchased in 2017 having already been amortized prior to the current period; and (ii) $0.7 million lower in origination fee expense paid to our REIT subsidiary’s manager. These increases in net interest income were partially offset by a decrease in contractual net interest income of $0.7 million primarily due to a decrease in weighted average principal balance of investments partially offset by an increase in the weighted average interest rate on investments.

Net Loan Portfolio

In assessing the performance of our REIT subsidiary’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

The following tables present a reconciliation of our REIT subsidiary’s loan portfolio from a gross basis to a net basis for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$346,456,599	12.5%	$341,485,924	12.0%
Obligations under participation agreements	(85,523,305)	12.7%	(61,491,217)	12.4%
Mortgage loan payable	(19,674,782)	7.0%	(36,190,698)	6.2%
Repurchase agreement payable	(1,873,973)	5.0%	—	—%
Net loans (3)	$239,384,539	13.0%	$243,804,009	12.8%
Senior loans
Gross loans	$100,110,289	11.3%	$150,875,849	10.7%
Obligations under participation agreements	(22,343,472)	12.0%	(19,985,016)	11.4%
Mortgage loan payable	(19,674,782)	7.0%	(36,190,698)	6.2%
Repurchase agreement payable	(1,873,973)	5.0%	—	—%
Net loans (3)	$56,218,062	12.7%	$94,700,135	12.3%
Subordinated loans (4)
Gross loans	$246,346,310	13.0%	$190,610,075	13.1%
Obligations under participation agreements	(63,179,833)	12.9%	(41,506,201)	12.9%
Net loans (3)	$183,166,477	13.1%	$149,103,874	13.2%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the year ended December 31, 2018 as compared to the same period in 2017, the increase in weighted average coupon rate was primarily due to a higher volume of loans with higher coupon rates.

Net Change in Unrealized (Depreciation) Appreciation on Investment

Net change in unrealized appreciation or depreciation on investment reflects the change in our REIT subsidiary’s fair value during the reporting period. There may be fluctuations in unrealized gains and losses of the underlying portfolio as loans within the portfolio approach their respective maturity dates. In addition, the unrealized gains or losses in the portfolio may fluctuate over time due to changes in the market yields.

2018 — For the year ended December 31, 2018, we recorded a net change in unrealized depreciation on investments of $2.1 million, primarily due to deferred financing costs incurred by our REIT subsidiary in connection with the closing of the repurchase agreement, which decreased the carrying value of the repurchase agreement payable.

2017 — For the year ended December 31, 2017, we recorded a net change in unrealized appreciation on investments of $1.1 million, as a result of the amortization of a substantial portion of the net purchase premiums recognized by our REIT subsidiary in connection with the Merger in 2016, which reduced the carrying value of the loans in 2017.

Net Increase in Members’ Capital Resulting from Operations

For the year ended December 31, 2018 as compared to the same periods in 2017, the resulting net increase in members’ capital results from operations decreased by $2.0 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from our REIT subsidiary to meet such cash requirements. Our REIT subsidiary’s obligations under participation agreements totaling $40.3 million will mature in the next twelve months. Our REIT subsidiary expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, our REIT subsidiary expects to fund approximately $17.6 million of the unfunded commitments to borrowers during the next twelve months. Our REIT subsidiary expects to maintain sufficient cash on hand to fund such commitment through matching these commitments with principal repayments on outstanding loans.

On December 12, 2018, our REIT subsidiary entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which our REIT subsidiary expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. As of December 31, 2018, the amount remaining available under the repurchase agreement was $115.8 million.

Cash Flows Provided by Operating Activities

2018 — For the year ended December 31, 2018, cash flows provided by operating activities were $32.3 million, primarily due to $32.7 million of dividends received from our REIT subsidiary, of which $10.2 million was recorded as a return of capital.

2017 — For the year ended December 31, 2017, cash flows provided by operating activities were $36.1 million, primarily due to $37.4 million of dividends received from our REIT subsidiary, of which $16.1 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2018 — For the year ended December 31, 2018, cash flows used in financing activities were $32.3 million, consisting of distributions paid to members of $30.0 million, and $2.4 million used to redeem 50.4 Terra Fund 4 Termination Units and 8.6 Continuing Income Units.

2017 — For the year ended December 31, 2017, cash flows used in financing activities was $35.9 million consisting of distributions paid to members of $30.6 million and cash of $5.3 million used to primarily redeem Terra Fund 3 Termination Units

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

Fair Value Measurements

The fair value of our investment is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Our investment was recorded at fair value on our consolidated statements of assets and liabilities and were categorized based on the inputs valuation techniques as follows:

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2018 and 2017, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the years ended December 31, 2018 and 2017, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Our REIT Subsidiary

The following table provides a summary of our REIT subsidiary’s contractual obligations at December 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$113,458,723	$40,296,217	$41,790,244	$30,256,263	$1,115,999
Mortgage loan payable — principal (2)	45,000,000	443,461	44,556,539	—	—
Repurchase agreement payable — principal (3)	34,200,000	—	34,200,000	—	—
Interest on borrowings (4)	33,918,035	15,931,115	16,659,432	1,313,910	13,578
Unfunded lending commitments (5)	21,328,132	17,631,753	3,696,379	—	—
	$247,904,890	$74,302,546	$140,902,594	$31,570,173	$1,129,577
___________________________

(1)
In the normal course of business, our REIT subsidiary enters into participation agreements with related parties whereby it transfers a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on its consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Our REIT subsidiary has no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.

(2)
Our REIT subsidiary has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $125,313.

(3)	Our REIT subsidiary may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financial costs of $2.7 million.

(4)
Interest was calculated using the applicable annual variable interest rate and balance outstanding at December 31, 2018. Amount represents interest expense through maturity plus exit fee as application.

(5)
Certain of our REIT subsidiary’s loans provide for a commitment to fund the borrower at a future date. As of December 31, 2018, our REIT subsidiary had six of such loans with total funding commitments of $89.9 million, of which $68.6 million had been funded.

Management Agreement with Terra REIT Advisors

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

Our REIT subsidiary currently pays the following fees to Terra REIT Advisors pursuant to a management agreement:

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

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by our REIT subsidiary from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If our REIT subsidiary takes ownership of a property as a result of a workout or foreclosure of a loan, our REIT subsidiary will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price.

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

In addition to the fees described above, our REIT subsidiary reimburses Terra REIT Advisors for operating expenses incurred in connection with services provided to the operations of our REIT subsidiary, including our REIT subsidiary’s allocable share of Terra REIT Advisors’ overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to our REIT subsidiary:

	Years Ended December 31,
	2018	2017
Origination fee expense (1)	$2,520,713	$3,640,800
Asset management fee	3,077,442	3,168,839
Asset servicing fee	716,693	701,697
Operating expenses reimbursed to Manager	3,684,372	3,343,738
Disposition fee (2)	1,167,941	1,087,533
Total	$11,167,161	$11,942,607
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition fee is generally offset with exit fee income on the consolidated statements of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASU 2016-02 on January 1, 2019 using a modified retrospective transition approach. The adoption of ASU 2016-02 did not have any impact on our consolidated financial statements and disclosures as we do not have any lease arrangements.

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

In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders’ equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. We intend to adopt the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule is not expected to have a material impact on our consolidated financial statements and disclosures.

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
As of December 31, 2018, our REIT subsidiary had nine investments with an aggregate principal balance of $156.5 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, eight of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.5 million, and an increase of 100 basis points in LIBOR would increase our REIT subsidiary’s annual interest income, net of interest expense on participation agreements, by approximately $1.3 million. Additionally, our REIT subsidiary had $45.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85%, with a LIBOR floor of 2.23%, that is collateralized by an office building;

and $34.2 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus 2.5% with no LIBOR floor that is collateralized by a first mortgage. A decrease of 100 basis points in LIBOR would decrease our REIT subsidiary’s total annual interest expense by approximately $0.5 million and an increase of 100 basis points in LIBOR would increase our REIT subsidiary’s annual interest expense by approximately $0.8 million.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2018 and 2017, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this annual report on Form 10-K.
Item 8. Financial Statements and Supplementary Data.

Our financial statements are annexed to this annual report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
Evaluation of Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our Manager, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of our registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
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

Name	Age	Position held with our REIT subsidiary
Andrew M. Axelrod	36	Chairman of the Board of Directors
Bruce D. Batkin	66	Vice Chairman
Vikram S. Uppal	35	Chief Executive Officer, Chief Investment Officer and Director
Jeffrey M. Altman	45	Director
Roger H. Beless	57	Director
Michael L. Evans	66	Director
Spencer E. Goldenberg	36	Director
John S. Gregorits	64	Director

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

Bruce D. Batkin serves as the Vice Chairman of our Manager, the REIT Manager, Terra International, TIFI, TSIF 7, TPT and TPT 2 since December 1, 2018. He also serves as a director and Chief Executive Officer of Terra Fund 6, as well as the Chief Executive Officer of Terra Income Advisors since May 2013. Mr. Batkin also served as Chief Executive Officer of Terra International, TIFI, TSIF 7, TPT and TPT 2 from June 2014, October 2016, October 2016, January 2016 and September 2016, respectively, to November 2018. Mr. Batkin also served as Chief Executive Officer of Terra Income Advisors 2 from October 2016 to November 2018. As a co-founder of Terra Capital Partners, he has served as its President and Chief Executive Officer since its formation in 2001 and its commencement of operations in 2002, managing its real estate debt and equity investment programs. Mr. Batkin has over 35 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Urban Land Institute, the Real Estate Academic Initiative at Harvard University, the Cornell Real Estate Council and the Committee for Economic Development. He is also a participant in the Yale CEO Summit. Mr. Batkin received a Bachelor of Architecture from Cornell University and an M.B.A. from Harvard Business School.
Vikram S. Uppal has served as a director of our REIT subsidiary since February 8, 2018 and as Chief Executive Officer of our REIT subsidiary, Terra Capital Partners and the REIT Manager since December 1, 2018. Mr. Uppal has also served as Chief Investment Officer of our REIT subsidiary, Terra Capital Partners and the REIT Manager since February 8, 2018. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016.  Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

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

The names, ages, positions and biographies of the officers of the REIT Manager and our Manager are as follows:

Name	Age	Position(s) Held with the REIT Manager	Position(s) Held with our Manager
Andrew M. Axelrod	36	Chairman of the Board of Directors	N/A
Simon J. Mildé	73	Vice Chairman	Chairman
Bruce D. Batkin	66	Vice Chairman	Vice Chairman
Vikram S. Uppal	35	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Stephen H. Hamrick	66	President	President
Gregory M. Pinkus	54	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	44	Chief Originations Officer	Chief Originations Officer
For biographical information regarding Messrs. Axelrod, Batkin and Uppal, see “Item 10. — Board of Directors of Our REIT Subsidiary” above.

Simon J. Mildé serves as the Vice Chairman of the REIT Manager and Terra Income Advisors. He resigned as Chairman of the board of directors of our REIT subsidiary on February 8, 2018. He has also served as Chairman of our Manager since September 2017. Mr. Mildé co-founded Terra Capital Partners and served as the Chairman of its board of directors since its formation in 2001 and its commencement of operations in 2002 and until February 8, 2018 when he became the Vice Chairman. He has also served as the Chairman of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively. He has also served as Chairman of Terra Fund 6 since May 2013. He has over 40 years’ experience in global real estate finance, investment and management. Prior to founding Terra Capital Partners, Mr. Mildé was founder, CEO and Chairman of Jones Lang Wootton North America (which subsequently became Jones Lang LaSalle Incorporated and now JLL), the second-largest commercial real estate broker in the world, from 1977 to 1994. He was also one of the founders of JLW Realty Advisors, which has grown into a $50 billion global real estate investment management business. Today, its successor company ranks as one of the largest real estate investment managers in the world. Mr. Mildé has also served as the Chairman and CEO of The Greenwich Group International, a global real estate investment banking firm, and Capital District Properties, a commercial real estate development and investment company since 1995 and 2004, respectively. He was a former member of the Royal Institution of Chartered Surveyors and was a former Governor of the Real Estate Board of New York and former member of the Advisory Board of the Real Estate Institute of New York University. Mr. Mildé attended Regent Street Tech College in London, England and the Royal Institution of Chartered Surveyors in England.
Stephen H. Hamrick serves as President of our Manager and the REIT Manager. He has also served as President of Terra Income Advisors 2 since October 2016. Mr. Hamrick has also served as President of Fund 5 International, Terra Fund 6, Terra

International, Terra Fund 7, our REIT subsidiary and Terra Property Trust 2, Inc. since June 2014, May 2013, October 2016, October 2016, January 2016 and September 2016, respectively. Mr. Hamrick has over 35 years’ experience in the investment management business. Prior to joining Terra Capital Partners in January 2011, he served as President of Lightstone Value Plus REIT from 2006 to July 2010. From 2001 to 2006, he held various positions at W.P. Carey & Co., including Chairman of Carey Financial, LLC and Managing Director. From 1988 until 1994, Mr. Hamrick served as National Director of Private Investments for UBS PaineWebber, where he was also a member of that firm’s Management Council, and from 1975 until 1988, he held positions ranging from Account Executive to National Director of Private Placements at E.F. Hutton. In those roles, he was responsible for the creation and distribution of alternative investment funds comprising assets in excess of $15 billion. Mr. Hamrick also had management and offering experience with some of the earliest Business Development Companies (“BDCs”), public or private. In 1988, he became the first chairman of Mezzanine Capital Corporation, which served as the General Partner of Fiduciary Capital Partners, L.P. and Fiduciary Capital Pension Partners, L.P., or the Fiduciary Funds, funds that invested primarily in subordinated debt and related equity securities issued as the “mezzanine financing” for friendly leveraged buyouts, acquisitions and recapitalizations and, as the Administrative General Partner for Kagan Media Partners, L.P., a BDC that acquired subordinated debt instruments with equity participations in cable television systems and other media properties. Mr. Hamrick served as chairman of Mezzanine Capital Corporation, as a member of the Fiduciary Funds’ investment committee and as chairman of the General Partner of the Fiduciary Funds’ manager until 1994. Mr. Hamrick has been a Certified Financial Planner, a director of mutual fund families, a member of the NYSE MKT Listings Qualifications Panel and the Listings Panel for NASDAQ as well as Chairman of the Securities Industry Association’s Direct Investment Committee and of the Investment Program Association. Mr. Hamrick holds a B.S. in Economics and an A.B. in English from Duke University.
Gregory M. Pinkus serves as the Chief Financial Officer and Chief Operating Officer of our Manager, the REIT Manager and Terra Income Advisors and serves as the Chief Financial Officer, Treasurer and Secretary of our REIT subsidiary. He has served as (i) the Chief Financial Officer of Terra Income Advisors 2 since October 2016; (ii) the Chief Operating Officer of Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; and (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.
Daniel J. Cooperman has served as Chief Originations Officer of our Manager, the REIT Manager and Terra Income Advisors since September 2017, September 2017 and February 2015, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) Fund 5 International since January 2015, having previously served as Managing Director of Originations from June 2014 to June 2014; (ii) our REIT subsidiary since January 2016; (iii) Terra Property Trust 2 since September 2016; (iv) Terra Fund 6 since February 2015, having previously served as Managing Director of Originations from May 2013 until February 2015; and (v) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

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

Audit Committee

Our REIT subsidiary has established an audit committee of the Board (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising our REIT subsidiary’s independent accountants, reviewing the plans, scope and results of the audit engagement with its independent accountants, approving professional services provided by its independent accountants (including compensation therefor), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The members of the Audit Committee are Messrs. Altman, Goldenberg and Evans, each of whom is independent. Mr. Evens serves as the chairman of the Audit Committee. The Board has determined that Mr. Evens is an “audit committee financial expert” as defined under Item 407 of  regulation S-K promulgated under the Exchange Act. The Board has determined that each of Messrs. Altman, Goldenberg and Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2019, certain information regarding the ownership of units of our Manager and any person who is known by us to be the beneficial owner of more than 5% of our units. The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees.

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

Name	Number of Units Beneficially Owned	Percentage of All Units (1)
Terra Fund Advisors	—	—
5% or Greater Beneficial Owners
John Sonnentag (2)	505.5	7.61%
_______________
* Less than 1% of the outstanding units.

(1)	Based on a total of 6,638.4 units issued and outstanding as of March 27, 2019.

(2)
Consists of: (i) 303.3 units owned by the Sonnentag Foundation Ltd. for which Mr. Sonnentag serves as President and Director and has the sole voting and investment power over these shares and (ii) 202.2 units owned by the John J. Sonnentag Living Trust for which Mr. Sonnentag serves as trustee and has sole voting and investment power.

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

The Axar Transaction

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of our REIT subsidiary, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of our company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to Terra Fund 6, to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, Axar entered into an investment agreement with Terra Capital Partners and its affiliates, pursuant to which Axar acquired from the respective owners thereof:

•	a 49% economic interest in Terra Fund Advisors;

•	a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and

•	an initial 49% economic interest in Terra Income Advisors.

    On November 30, 2018, Axar acquired the remaining 34.3% economic interest in Terra Capital Partners. On January 23, 2019, Terra Fund 6 filed a Definitive Proxy Statement with the SEC seeking approval by a majority of its outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors and Terra Fund 6 at its 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors.

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

The transaction agreements contemplated that Bruce D. Batkin, who was at the time of the Axar Transaction Terra Capital Partners’ Chief Executive Officer, Daniel J. Cooperman, its Chief Originations Officer, and Gregory M. Pinkus, its Chief Financial Officer, would continue in their current roles with Terra Capital Partners, while Simon J. Mildé (who was the Chairman of the board of directors of Terra Capital Partners) would become Vice Chairman of the board of directors of Terra Capital Partners. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of our REIT subsidiary and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and our REIT subsidiary.

In connection with the Axar Transaction, Simon J. Mildé and Bruce D. Batkin entered into five-year employment agreements with Terra Capital Partners and Vikram S. Uppal entered into a two-year employment agreement with Terra Capital Partners. The employment agreements contain customary non-compete and non-solicit restrictive covenants. In addition, Axar Capital Management received certain approval rights over certain major decisions impacting our Manager and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of our REIT subsidiary. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby Terra REIT Advisors).

On November 13, 2018, Terra Capital Partners announced that Vikram S. Uppal had been appointed the Chief Executive Officer of Terra Capital Partners, effective December 1, 2018. Mr. Uppal succeeded Bruce D. Batkin, the founder of Terra Capital Partners, who assumed the role of Vice Chairman. In connection with this transition, Mr. Uppal also succeeded Mr. Batkin as the Chief Executive Officer of (i) Terra Fund Advisors, (ii) Terra REIT Advisors, and (iii) our REIT subsidiary. Mr. Batkin remains on the board of directors of our REIT subsidiary as Vice Chairman and, although no longer an employee of Terra Capital Partners, provides certain consulting services to Terra Capital Partners. The board of directors of our REIT subsidiary unanimously approved the appointments of Mr. Uppal as Chief Executive Officer of our REIT subsidiary and Mr. Batkin as Vice Chairman of the board of directors of our REIT subsidiary.

Voting Agreement involving our REIT Subsidiary

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

During the years ended December 31, 2018 and 2017, our REIT subsidiary paid the predecessor to the REIT Manager and the REIT Manager in the aggregate the following fees under the management agreement: $3.1 million and $3.2 million in asset management fee, respectively, $0.7 million and $0.7 million in asset servicing fees, respectively, $2.5 million and $3.6 million in origination fees, respectively; $1.2 million and $1.1 million in disposition fees, respectively, and $3.7 million and $3.3 million of operating expense reimbursements, respectively.

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

Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, affiliates of our Manager are the external managers to Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

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

Allocation of Our Manager’s Time

We rely on our Manager or its affiliates to manage our day-to-day activities and to implement our investment strategy. Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2018 and 2017, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our Manager currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2019, subject to agreeing on fee estimates for the audit work. Our Manager reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our members. Any such decision would be disclosed to the members in accordance with applicable securities laws.
The following table displays fees for professional services by KPMG for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Audit Fees	$145,000	$142,800
Audit-Related Fees	—	—
Tax Fees	46,820	42,562
All Other Fees	—	—
Total	$191,820	$185,362

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included, or incorporated by reference, in this annual report on Form 10-K:

(1) Financial Statements

The index to our financial statements and schedule is on page F-1 of this annual report on Form 10-K.

Other Financial Statements:

The financial statements of our REIT subsidiary are filed as Exhibit 99.1 to this annual report on Form 10-K.

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

10.2
Amended and Restated Management Agreement between Terra Property Trust, Inc. and Terra REIT Advisors, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.3
Voting Agreement between the registrant, Terra Property Trust, Inc. and Terra REIT Advisors, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.4
Uncommitted Master Repurchase and Securities Contract Agreement between Terra Mortgage Capital I, LLC, as Seller, and Goldman Sachs Bank USA, as Buyer, dated December 12, 2018. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

10.5
Guarantee Agreement by Terra Property Trust, Inc. in favor of Goldman Sachs Bank USA, dated December 12, 2018. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

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

Terra Secured Income Fund 5, LLC

Report of Independent Registered Public Accounting Firm

To the Members
Terra Secured Income Fund 5, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Terra Secured Income Fund 5, LLC and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 27, 2019

Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	December 31,
	2018	2017
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $265,200,249 and $275,401,972, respectively)	$263,092,585	$275,428,953
Cash and cash equivalents	131,784	212,366
Other assets	14,283	3,864
Total assets	$263,238,652	$275,645,183

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$158,210	$95,728
Total liabilities	158,210	95,728
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	263,080,442	275,549,455
Total members’ capital	263,080,442	275,549,455
Total liabilities and members’ capital	$263,238,652	$275,645,183
Net asset value per unit	$39,630	$41,143

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Investment income — controlled
Dividend income	$22,482,277	$21,360,569
Investment income
Other operating income	1,381	1,001
Total investment income	22,483,658	21,361,570
Operating expenses
Professional fees	462,549	489,884
Other	12,040	38,977
Total operating expenses	474,589	528,861
Net investment income	22,009,069	20,832,709
Net change in unrealized (depreciation) appreciation on investment — controlled	(2,134,645)	1,076,231
Net increase in members’ capital resulting from operations	$19,874,424	$21,908,940
Per unit data:
Net investment income per unit	$3,304	$3,075
Net increase in members’ capital resulting from operations per unit	$2,983	$3,234
Weighted average units outstanding	6,662	6,775

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital
Years Ended December 31, 2018 and 2017

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(29,969,223)	(29,969,223)
Capital redemptions	—	(2,374,214)	(2,374,214)
Increase in members’ capital resulting from operations:
Net investment income	—	22,009,069	22,009,069
Net change in unrealized depreciation on investment	—	(2,134,645)	(2,134,645)
Net increase in members’ capital resulting from operations	—	19,874,424	19,874,424
Balance, December 31, 2018	$—	$263,080,442	$263,080,442

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2017	$—	$289,586,404	$289,586,404
Capital distributions	—	(30,642,716)	(30,642,716)
Capital redemptions	—	(5,303,173)	(5,303,173)
Increase in members’ capital resulting from operations:
Net investment income	—	20,832,709	20,832,709
Net change in unrealized appreciation on investment	—	1,076,231	1,076,231
Net increase in members’ capital resulting from operations	—	21,908,940	21,908,940
Balance, December 31, 2017	$—	$275,549,455	$275,549,455

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$19,874,424	$21,908,940
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	10,201,722	16,066,595
Net change in unrealized depreciation (appreciation) on investment	2,134,645	(1,076,231)

Changes in operating assets and liabilities:
(Increase) decrease in other assets	(10,419)	1,164
Increase (decrease) in accounts payable and accrued expenses	62,483	(345,659)
Decrease in due to Terra Property Trust, Inc.	—	(438,249)
Net cash provided by operating activities	32,262,855	36,116,560

Cash flows from financing activities:
Distributions paid	(29,969,223)	(30,642,541)
Payments for capital redemptions	(2,374,214)	(5,303,173)
Net cash used in financing activities	(32,343,437)	(35,945,714)

Net (decrease) increase in cash and cash equivalents	(80,582)	170,846
Cash and cash equivalents at beginning of year	212,366	41,520
Cash and cash equivalents at end of year	$131,784	$212,366

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
December 31, 2018 and 2017

As of December 31, 2018 and 2017, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	December 31, 2018			December 31, 2017
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$265,200,249	$263,092,585	100.0%	$275,401,972	$275,428,953	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust, Inc. (“Terra Property Trust”), the Company’s wholly-owned subsidiary, as of December 31, 2018:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,895,383	2.6%
140 Schermerhorn Street Mezz LLC (3)(5)(6)	US - NY	Hotel	12.0%	12.0%	1.0%	11/16/2016	12/1/2019	15,000,000	15,134,200	15,148,494	5.8%
221 W. 17th Street Owner, LLC (3)(4)(5)(6)	US - NY	Condominium	12.8%	12.8%	1.0%	1/19/2018	3/31/2019	4,700,000	4,745,513	4,746,499	1.8%
2539 Morse, LLC (3)(4)(5)	US - CA	Student housing	11.0%	11.0%	1.0%	10/20/2017	11/1/2020	7,000,000	7,057,092	7,063,795	2.7%
37 Gables Member LLC (4)(5)(8)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	6/16/2019	5,750,000	5,804,127	5,806,875	2.2%
575 CAD I LLC (3)(4)(5)	US - NY	Condominium	12.0% current 2.5% PIK	14.5%	1.0%	1/31/2017	7/31/2019	14,627,148	14,755,657	14,758,825	5.6%
Austin H. I. Owner LLC (3)(5)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,528,012	3,512,468	1.3%
High Pointe Mezzanine Investments, LLC (4)(5)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,322,499	3,088,463	1.2%
LD Milipitas Mezz, LLC (9)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	—	—	—	—%
SparQ Mezz Borrower, LLC	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,150,000	8,215,918	8,224,401	3.1%
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	8,548,954	8,609,379	8,618,238	3.3%
WWML96MEZZ, LLC (10)	US - NY	Condominium	13.0%	13.0%	1.0%	12/18/2015	1/14/2019	15,950,638	16,110,144	16,108,411	6.1%
								93,226,740	94,282,541	93,971,852	35.7%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2018 and 2017

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2018 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.8%	—%	12/17/2018	1/9/2022	$43,500,000	$43,500,000	$43,500,000	16.5%
ASA Mgt. Holdings, LLC	US - AL	Multifamily	16.0%	16.0%	1.0%	4/7/2012	8/1/2022	2,100,000	2,135,189	2,120,720	0.8%
City Gardens 333 LLC (5)(6)(7)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.5%	—%	4/11/2018	4/1/2021	20,816,038	20,816,038	20,816,038	7.9%
Greystone Gables Holdings Member LLC (4)(5)(8)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	6/16/2019	500,000	504,707	504,946	0.2%
NB Private Capital, LLC (5)(6)(7)	US - IL US - OH	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	7/27/2020	25,500,000	25,704,182	25,704,182	9.8%
Nelson Brothers Professional Real Estate, LLC (11)	US - CO	Student housing	14.0%	14.0%	1.0%	7/27/2016	2/1/2019	4,027,736	4,068,014	4,067,543	1.5%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	8,350,000	8,414,582	8,415,618	3.2%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	15.0%	—%	3/9/2018	3/9/2023	20,619,375	20,619,375	20,619,375	7.8%
RS JZ Driggs, LLC (5)(6)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	4,041,350	4,075,613	4,075,613	1.5%
SVA Mgt. Holdings, LLC	US - AL	Multifamily	16.0%	16.0%	1.0%	4/7/2012	8/1/2022	1,600,000	1,628,607	1,615,786	0.6%
The Bristol at Southport, LLC (3)(4)(5)(7)	US - WA	Multifamily	10.0% current 2.0% PIK	12.0%	1.0%	9/22/2017	9/22/2022	23,115,541	23,258,826	23,185,858	8.8%
Windy Hill PV Seven CM, LLC (3)(4)(5)	US - CA	Office	10.0% current 2.5% PIK	12.5%	1.0%	1/9/2018	1/9/2021	19,001,150	19,146,400	19,146,400	7.3%
WWML96, LLC (10)	US - NY	Condominium	13.0%	13.0%	1.0%	12/18/2015	1/14/2019	1,549,420	1,564,914	1,564,746	0.6%
								174,720,610	175,436,447	175,336,825	66.5%
First mortgages:
CGI 1100 Biscayne Management LLC (12)	US - FL	Hotel	LIBOR + 5.65% (2.3% Floor)	8.2%	2.0%	11/19/2018	11/19/2020	57,269,351	58,244,986	58,286,097	22.2%
Millennium Waterfront Associates, L.P. (13)	US - PA	Infill land	12.0%	12.0%	1.0%	7/2/2015	12/28/2018	14,325,000	14,325,000	14,325,000	5.4%
OHM Atlanta Owner, LLC (5)(6)(7)(14)	US - GA	Infill land	LIBOR + 9.0% (3.0% Floor)	12.0%	1.0%	6/20/2017	1/24/2019	27,500,000	27,775,000	27,772,240	10.6%
TSG-Parcel 1, LLC (3)(5)(6)	US - CA	Infill land	LIBOR + 10.0% (2.0% Floor)	12.5%	1.0%	7/10/2015	12/31/2019	18,000,000	18,180,000	18,178,116	6.9%
								117,094,351	118,524,986	118,561,453	45.1%
Total gross loans held for investment								385,041,701	388,243,974	387,870,130	147.4%
Obligations under participation agreements (3)(4)(5)(6)(7)								(113,458,723)	(114,298,591)	(114,189,654)	(43.4)%
Net loans held for investment								$271,582,978	$273,945,383	$273,680,476	104.0%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2018 and 2017

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2018 (Continued):

Operating real estate:
Description	Real estate owned, net (15)	Encumbrance	Acquisition Date	% (16)
Multi-tenant office building in Santa Monica, CA	$55,984,868	$45,000,000	7/30/2018	4.2%

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $263.1 million as of December 31, 2018.

(3)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

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

(7)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by Terra REIT Advisors.

(8)	In January 2019, the borrower extended the maturity of the loan to December 16, 2019.

(9)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of December 31, 2018, none of the commitment has been funded.

(10)	This loan was repaid in January 2019.

(11)	Terra Property Trust entered into a forbearance agreement with the borrower whereby the borrower has until April 15, 2019 to repay the loan in full.

(12)	This loan was used as collateral for a $34.2 million borrowing under a repurchase agreement.

(13)	In January 2019, Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure.

(14)
In January 2019, the borrower made a partial repayment of $18.5 million on this loan. In connection with the repayment, the maturity of the loan was extended to March 5, 2019. On March 5, 2019, the loan was repaid in full.

(15)
Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. Amount includes building and building improvements, tenant improvements and lease intangible assets and liabilities, net of accumulated depreciation and amortization.

(16)	Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
December 31, 2018 and 2017

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
December 31, 2018 and 2017

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
December 31, 2018 and 2017

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
December 31, 2018

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the

Notes to Consolidated Financial Statements

date of the consolidated financial statements and the reported amounts of gains (losses), income and expenses during the reporting period. Actual results could significantly differ from those estimates. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements is the valuation of its investment (Note 3).

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2018 and 2017, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2018 and 2017, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have any impact on the Company’s consolidated financial statements and disclosures as the Company does not have any lease arrangements.

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

In August 2018, the SEC adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company intends to adopt the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust.

Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s investment at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$265,200,249	$263,092,585	100.0%	$275,401,972	$275,428,953	100.0%

For the years ended December 31, 2018 and 2017, the Company received approximately $32.7 million and $37.4 million of distributions from Terra Property Trust, respectively, of which $10.2 million and $16.1 million were returns of capital, respectively.

The following tables present the summarized financial information of Terra Property Trust:

	December 31,
	2018	2017
Carrying value of loans held for investment	$388,243,974	$357,093,730
Real estate owned, net	68,004,577	—
Other assets	35,306,172	51,899,445
Total assets	491,554,723	408,993,175
Mortgage loan payable, repurchase agreement payable and obligations under participation agreements	(190,687,574)	(110,175,525)
Accounts payable, accrued expenses and other liabilities	(23,555,081)	(23,307,944)
Lease intangible liabilities	(12,019,709)	—
Total liabilities	(226,262,364)	(133,483,469)
Stockholder’s equity	$265,292,359	$275,509,706

	Years Ended December 31,
	2018	2017
Revenues	$48,368,430	$38,808,335
Expenses	(25,886,153)	(17,333,557)
Realized loss on investments	—	(114,209)
Net income	$22,482,277	$21,360,569

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

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$263,092,585	$263,092,585

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$275,428,953	$275,428,953

Changes in Level 3 investment for the years ended December 31, 2018 and 2017 were as follows:

	Equity Investment in Terra Property Trust
	Years Ended December 31,
	2018	2017
Beginning balance	$275,428,953	$290,419,317
Return of capital	(10,201,722)	(16,066,595)
Net change in unrealized (depreciation) appreciation on investment	(2,134,645)	1,076,231
Ending balance	$263,092,586	$275,428,953
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(2,134,645)	$1,076,231

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2018 and 2017, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2018 and 2017 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s investment in Terra Property Trust, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted

Notes to Consolidated Financial Statements

discount rate for each of Terra Property Trust’s loans, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio (“DSCR”); construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan.

The Manager designates a valuation committee to oversee the entire valuation process of Terra Property Trust’s Level 3 investments. The valuation committee is comprised of members of the Manager’s senior management, deal and portfolio management teams, who meet on a quarterly basis, or more frequently as needed, to review Terra Property Trust investments being valued as well as the inputs used in the proprietary valuation model. Valuations determined by the valuation committee are supported by pertinent data and, in addition to a proprietary valuation model, are based on market data, third-party valuation data and discount rates or other methods the valuation committee deems to be appropriate.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$263,092,585	Discounted cash flow (1)	Discount rate (1)	5.02%	16.00%	14.19%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2017
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$275,428,953	Discounted cash flow (1)	Discount rate (1)	2.56%	16.00%	13.50%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

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

Note 4. Related Party Transactions

Axar Transaction

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors to become the external manager of Terra Property Trust, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external adviser to Terra Income Fund 6, Inc. (“Terra Fund 6”), to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, an entity (“Axar”) wholly owned by a pooled investment vehicle advised by Axar Capital Management L.P. entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which Axar acquired from the respective owners thereof: (i) a 49% economic interest in Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar acquired the remaining 34.3% economic interest in Terra Capital Partners. On January 23, 2019, Terra Fund 6 filed a Definitive Proxy Statement with the SEC seeking approval by a majority of its outstanding voting securities (as defined by the 1940 Act) of a new advisory and administrative services agreement between Terra Income Advisors

Notes to Consolidated Financial Statements

and Terra Fund 6 at its 2018 annual meeting of stockholders to be held on April 25, 2019, at which time Axar will acquire the remaining 51% economic interest in Terra Income Advisors.

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

Dividend Income

As discussed in Note 3, for the years ended December 31, 2018 and 2017, the Company received approximately $32.7 million and $37.4 million of distributions from Terra Property Trust, respectively, of which $10.2 million and $16.1 million was a return of capital, respectively.

Note 5. Commitments and Contingencies

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

Note 6. Members’ Capital

As of December 31, 2018 and 2017, the Company had 6,638.4 units and 6,697.4 units outstanding, respectively, and the net asset value per unit was $39,630 and $41,143, respectively.

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

In addition, holders of Termination Units (membership interest in the Company that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments) received monthly distributions at a fixed rate of 6.0% per annum of the Unreturned Invested Capital (capital contributions less cumulative stated distributions of principal and less any amounts paid in redemption).

For the years ended December 31, 2018 and 2017, the Company made total distributions to non-manager members of $30.0 million and $30.6 million, respectively. For the years ended December 31, 2018 and 2017, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units were redeemed on the original expected liquidation dates of the funds. For the years ended December 31, 2018 and 2017, 8.6 and 8.1 Continuing Income Units, respectively, were redeemed for $0.3 million and $0.3 million, respectively, and 50.4 and 121.1 Termination Units, respectively, were redeemed for $2.1 million and $5.0 million, respectively. As of December 31, 2018, there were no Termination Units outstanding.

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of December 31, 2018 and 2017, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the offering concurrent with the Merger was offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,697.4	6,697.4	—	6,826.6	6,826.6
Early redemption of Continuing Income Units	—	(8.6)	(8.6)	—	(8.1)	(8.1)
Termination Units redeemed	—	(50.4)	(50.4)	—	(121.1)	(121.1)
Units outstanding, end of period	—	6,638.4	6,638.4	—	6,697.4	6,697.4

Note 7. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$4,652,800	$5,487,942	$6,808,568	$5,534,348
Total operating expenses	128,955	129,857	103,312	112,465
Net investment income	4,523,845	5,358,085	6,705,256	5,421,883
Net change in unrealized depreciation on investment	(1,779,045)	(179,846)	(63,131)	(112,623)
Net increase in net assets resulting from operations	$2,744,800	$5,178,239	$6,642,125	$5,309,260

Net asset value per unit at period end	$39,630	$40,340	$40,868	$40,814

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$5,657,335	$4,448,903	$5,124,060	$6,131,272
Total operating expenses	61,635	107,548	235,800	123,878
Net investment income	5,595,700	4,341,355	4,888,260	6,007,394
Net change in unrealized appreciation (depreciation) on investment	156,205	428,032	(50,870)	542,864
Net increase in net assets resulting from operations	$5,751,905	$4,769,387	$4,837,390	$6,550,258

Net asset value per unit at period end	$41,143	$41,405	$41,812	$42,218

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the years ended December 31, 2018 and 2017. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Per unit operating performance:
Net asset value per unit, beginning of period	$41,143	$42,423
Increase in members’ capital from operations (1):
Net investment income	3,304	3,075
Net change in unrealized (depreciation) appreciation on investment	(321)	159
Total increase in members’ capital from operations	2,983	3,234
Distributions to member (2):
Capital distributions	(4,496)	(4,523)
Net decrease in members’ capital resulting from distributions	(4,496)	(4,523)
Capital share transactions:
Other (3)	—	9
Net increase in members’ capital resulting from capital share transactions	—	9
Net asset value per unit, end of period	$39,630	$41,143

Ratios to average net assets:
Expenses	0.18%	0.19%
Net investment income	8.19%	7.40%

IRR, beginning of year	6.26%	5.43%
IRR, end of year	6.56%	6.26%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,662 units and 6,775 units for the years ended December 31, 2018 and 2017, respectively.

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

Date: March 27, 2019

TERRA SECURED INCOME FUND 5, LLC

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer,
(Principal Financial and Accounting Officer)
___________

*  The registrant is a limited liability company managed by Terra Fund Advisors, LLC, its sole and managing member and the persons are signing in their respective capacities as officers of Terra Fund Advisors, LLC.