Form 10-Q
period 2019-05-10
Terra Secured Income Fund 5, LLC
filed 2019-05-10
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act: None
As of May 10, 2019, the registrant had 6,638.4 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $261,566,713 and $265,200,249, respectively)	$261,048,300	$263,092,585
Cash and cash equivalents	75,564	131,784
Other assets	8,014	14,283
Total assets	$261,131,878	$263,238,652

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$183,199	$158,210
Total liabilities	183,199	158,210
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	260,948,679	263,080,442
Total members’ capital	260,948,679	263,080,442
Total liabilities and members’ capital	$261,131,878	$263,238,652
Net asset value per unit	$39,309	$39,630

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment income — controlled
Dividend income	$3,922,875	$5,533,805
Investment income
Other operating income	302	543
Total investment income	3,923,177	5,534,348
Operating expenses
Professional fees	173,214	108,546
Other	2,883	3,919
Total operating expenses	176,097	112,465
Net investment income	3,747,080	5,421,883
Net change in unrealized appreciation (depreciation) on investment — controlled	1,589,251	(112,623)
Net increase in members’ capital resulting from operations	$5,336,331	$5,309,260
Per unit data:
Net investment income per unit	$564	$810
Net increase in members’ capital resulting from operations per unit	$804	$793
Weighted average units outstanding	6,639	6,698

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Three Months Ended March 31, 2019 and 2018

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(7,468,094)	(7,468,094)
Increase in members’ capital resulting from operations:
Net investment income	—	3,747,080	3,747,080
Net change in unrealized appreciation on investment	—	1,589,251	1,589,251
Net increase in members’ capital resulting from operations	—	5,336,331	5,336,331
Balance, March 31, 2019	$—	$260,948,679	$260,948,679

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(7,514,852)	(7,514,852)
Capital redemptions	—	(56,512)	(56,512)
Increase in members’ capital resulting from operations:
Net investment income	—	5,421,883	5,421,883
Net change in unrealized depreciation on investment	—	(112,623)	(112,623)
Net increase in members’ capital resulting from operations	—	5,309,260	5,309,260
Balance, March 31, 2018	$—	$273,287,351	$273,287,351

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$5,336,331	$5,309,260
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	3,633,537	2,167,264
Net change in unrealized depreciation (appreciation) on investment	(1,589,251)	112,623

Changes in operating assets and liabilities:
Decrease in other assets	6,269	—
Increase in accounts payable and accrued expenses	24,988	24,929
Net cash provided by operating activities	7,411,874	7,614,076

Cash flows from financing activities:
Distributions paid	(7,468,094)	(7,514,823)
Payments for capital redemptions	—	(56,512)
Net cash used in financing activities	(7,468,094)	(7,571,335)

Net (decrease) increase in cash and cash equivalents	(56,220)	42,741
Cash and cash equivalents at beginning of period	131,784	212,366
Cash and cash equivalents at end of period	$75,564	$255,107

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
March 31, 2019 (unaudited) and December 31, 2018

As of March 31, 2019 and December 31, 2018, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	March 31, 2019			December 31, 2018
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$261,566,713	$261,048,300	100.0%	$265,200,249	$263,092,585	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust, Inc. (“Terra Property Trust”), the Company’s wholly-owned subsidiary, as of March 31, 2019:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,945,144	2.7%
221 W. 17th Street Owner, LLC	US - NY	Condominium	12.8%	12.8%	1.0%	1/19/2018	7/1/2019	4,700,000	4,747,000	4,746,499	1.8%
2539 Morse, LLC (3)(4)(5)	US - CA	Student housing	11.0%	11.0%	1.0%	10/20/2017	11/1/2020	7,000,000	7,058,699	7,065,591	2.7%
37 Gables Member LLC (4)(5)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	12/16/2019	5,750,000	5,805,931	5,806,875	2.2%
575 CAD I LLC (3)(4)(5)	US - NY	Condominium	12.0% current 2.5% PIK	14.5%	1.0%	1/31/2017	7/31/2019	14,738,718	14,872,009	14,875,294	5.7%
Austin H. I. Owner LLC (3)(5)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,528,909	3,521,582	1.3%
High Pointe Mezzanine Investments, LLC (4)(5)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,307,668	3,099,149	1.2%
LD Milipitas Mezz, LLC (8)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	—	—	—	—%
SparQ Mezz Borrower, LLC (3)(4)(5)	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,150,000	8,217,944	8,226,687	3.2%
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	8,594,746	8,657,342	8,666,519	3.3%
								62,433,464	63,195,502	62,953,340	24.1%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of March 31, 2019 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$44,572,178	$44,572,178	$44,572,178	17.1%
ASA Mgt. Holdings, LLC	US - AL	Multifamily	16.0%	16.0%	1.0%	4/7/2012	8/1/2022	2,100,000	2,134,040	2,120,720	0.8%
City Gardens 333 LLC (5)(6)(7)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.4%	—%	4/11/2018	4/1/2021	21,468,920	21,468,920	21,468,920	8.2%
Greystone Gables Holdings Member LLC (4)(5)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	12/16/2019	500,000	504,863	504,946	0.2%
NB Private Capital, LLC (5)(6)(7)	US - IL US - OH	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	7/27/2020	25,500,000	25,711,514	25,711,514	9.8%
Nelson Brothers Professional Real Estate, LLC (9)	US - CO	Student housing	14.0%	14.0%	1.0%	7/27/2016	4/15/2019	3,903,358	3,942,392	3,941,935	1.5%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	9,350,000	9,421,905	9,423,173	3.6%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	15.0%	—%	3/9/2018	3/9/2023	20,619,375	20,619,375	20,710,672	7.9%
RS JZ Driggs, LLC (5)(6)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	5,424,867	5,472,303	5,472,303	2.1%
SVA Mgt. Holdings, LLC	US - AL	Multifamily	16.0%	16.0%	1.0%	4/7/2012	8/1/2022	1,600,000	1,627,606	1,615,786	0.6%
The Bristol at Southport, LLC (3)(4)(5)(7)	US - WA	Multifamily	10.0% current 2.0% PIK	12.0%	1.0%	9/22/2017	9/22/2022	23,245,922	23,393,610	23,358,417	9.0%
Windy Hill PV Seven CM, LLC (3)(4)(5)	US - CA	Office	10.0% current 2.5% PIK	12.5%	1.0%	1/9/2018	1/9/2021	20,076,104	20,233,600	20,233,601	7.8%
								178,360,724	179,102,306	179,134,165	68.6%
First mortgages:
14th & Alice Street Owner, LLC	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	2,192,147	2,200,733	2,200,734	0.8%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (2.49% Floor)	7.0%	0.5%	2/22/2019	3/1/2022	17,426,593	17,497,585	17,508,381	6.7%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 3.85% (2.5% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,894,509	22,901,211	8.8%
CGI 1100 Biscayne Management LLC (10)	US - FL	Hotel	LIBOR + 5.65% (2.3% Floor)	8.1%	2.0%	11/19/2018	11/19/2020	57,709,621	58,289,064	58,747,785	22.5%
MSC Fields Peachtree Retreat, LLC. (10)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	6.3%	0.5%	3/15/2019	4/1/2022	23,141,200	23,236,884	23,245,439	8.9%
TSG-Parcel 1, LLC (3)(5)(6)	US - CA	Infill land	LIBOR + 10.0% (2.0% Floor)	12.5%	1.0%	7/10/2015	12/31/2019	18,000,000	18,180,000	18,178,119	7.0%
								141,269,561	142,298,775	142,781,669	54.7%
Total gross loans held for investment								382,063,749	384,596,583	384,869,174	147.4%
Obligations under participation agreements (3)(4)(5)(6)(7)								(94,419,759)	(95,067,995)	(94,981,595)	(36.4)%
Net loans held for investment								$287,643,990	$289,528,588	$289,887,579	111.0%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of March 31, 2019 (Continued):

Operating real estate:
Description	Acquisition Date	Real estate owned, net	Encumbrance	Net Investment	% (13)
Multi-tenant office building in Santa Monica, CA (11)	7/30/2018	$55,182,711	$45,000,000	$10,182,711	3.9%
Land in Conshohocken, PA (12)	1/9/2019	14,945,430	—	14,945,430	5.7%
		$70,128,141	$45,000,000	$25,128,141	9.6%

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $261.0 million as of March 31, 2019.

(3)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

(5)	The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

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

(8)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of March 31, 2019, none of the commitment has been funded.

(9)
In February 2019, Terra Property Trust entered into a forbearance agreement with the borrower whereby the borrower had until April 15, 2019 to repay the loan in full. On April 15, 2019, this loan was past due. Terra Property Trust does not expect to incur any losses related to this loan.

(10)	These loans were used as collateral for $79.5 million of borrowings under a repurchase agreement.

(11)
Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. Real estate owned, net amount includes building and building improvements, tenant improvements and lease intangible assets and liabilities, net of accumulated depreciation and amortization.

(12)	Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure.

(13)	Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
March 31, 2019 (unaudited) and December 31, 2018

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2018:

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
March 31, 2019 (unaudited) and December 31, 2018

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
March 31, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of December 31, 2018 (Continued):

Operating real estate:
Description	Real estate owned, net (15)	Encumbrance	Acquisition Date	% (16)
Multi-tenant office building in Santa Monica, CA	$55,984,868	$45,000,000	7/30/2018	4.2%

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $261.0 million as of December 31, 2018.

(3)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

(5)	The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

(6)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, an affiliate of our sponsor and Terra Property Trust’s manager.

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

(10)	This loan was repaid in January 2019.

(11)	In February 2019, Terra Property Trust entered into a forbearance agreement with the borrower whereby the borrower has until April 15, 2019 to repay the loan in full.

(12)	This loan was used as collateral for a $34.2 million borrowing under a repurchase agreement.

(13)	In January 2019, Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure.

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
March 31, 2019

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

Notes to Consolidated Financial Statements

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2019 and 2018, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three months ended March 31, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the model under ASC 840, Leases (“ASC 840”), with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces the sale-leaseback guidance under ASC 840 with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The

Notes to Consolidated Financial Statements

Company adopted ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have any impact on the Company’s consolidated financial statements and disclosures as the Company does not have any lease arrangements.

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

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule is effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company adopted the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule did not have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$261,566,713	$261,048,300	100.0%	$265,200,249	$263,092,585	100.0%

For the three months ended March 31, 2019 and 2018, the Company received approximately $7.6 million and $7.7 million of distributions from Terra Property Trust, respectively, of which $3.6 million and $2.2 million were returns of capital, respectively.

The following tables present the summarized financial information of Terra Property Trust:

	March 31, 2019	December 31, 2018
Carrying value of loans held for investment	$384,596,583	$388,243,974
Real estate owned, net	81,999,125	68,004,577
Other assets	60,579,025	35,306,172
Total assets	527,174,733	491,554,723
Mortgage loan payable, repurchase agreement payable and obligations under participation agreements	(216,971,602)	(190,687,574)
Accounts payable, accrued expenses and other liabilities	(36,677,232)	(23,555,081)
Lease intangible liabilities	(11,870,984)	(12,019,709)
Total liabilities	(265,519,818)	(226,262,364)
Stockholder’s equity	$261,654,915	$265,292,359

Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2019	2018
Revenues	$12,737,934	$10,392,685
Expenses	(8,815,059)	(4,858,880)
Net income	$3,922,875	$5,533,805

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

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$261,048,300	$261,048,300

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$263,092,585	$263,092,585

Notes to Consolidated Financial Statements

Changes in Level 3 investment for the three months ended March 31, 2019 and 2018 were as follows:

	Equity Investment in Terra Property Trust
	Three Months Ended March 31,
	2019	2018
Beginning balance	$263,092,586	$275,428,953
Return of capital	(3,633,537)	(2,167,264)
Net change in unrealized appreciation (depreciation) on investment	1,589,251	(112,623)
Ending balance	$261,048,300	$273,149,066
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$1,589,251	$(112,623)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2019 and 2018, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at March 31, 2019 and December 31, 2018 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s investment in Terra Property Trust, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	March 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$261,048,300	Discounted cash flow (1)	Discount rate (1)	4.87%	16.00%	14.39%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$263,092,585	Discounted cash flow (1)	Discount rate (1)	5.02%	16.00%	14.19%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

Notes to Consolidated Financial Statements

Risks and Uncertainties

The Company’s investment in Terra Property Trust is highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Terra Property Trust’s loans are highly illiquid. Due to the illiquidity of the loans, valuation of the loans may be difficult, as there generally will be no established markets for these loans. As the Company’s investment is carried at fair value with fair value changes recognized in the consolidated statements of operations, any changes in market conditions would directly affect the Company’s members’ capital.

Note 4. Related Party Transactions

Axar Transaction

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors to become the external manager of Terra Property Trust, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external adviser to Terra Income Fund 6, Inc. (“Terra Fund 6”), to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which Axar acquired from the respective owners thereof: (i) a 49% economic interest in Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar acquired the remaining 34.3% economic interest in Terra Capital Partners. On April 30, 2019, Axar acquired the remaining 51% economic interest in Terra Income Advisors.

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

Dividend Income

As discussed in Note 3, for the three months ended March 31, 2019 and 2018, the Company received approximately $7.6 million and $7.7 million of distributions from Terra Property Trust, respectively, of which $3.6 million and $2.2 million was a return of capital, respectively.

Note 5. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Manager has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

Notes to Consolidated Financial Statements

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

Note 6. Members’ Capital

As of March 31, 2019 and December 31, 2018, the Company had 6,638.4 units and 6,638.4 units outstanding, respectively, and the net asset value per unit was $39,309 and $39,630, respectively.

Capital Contributions

As of January 31, 2015, the offering period ended, and the Company stopped accepting capital contributions. In connection with the Merger, the Company offered existing members of the Terra Funds the opportunity to invest in the Company through purchase of additional units (the “Rights Offering”). The Rights Offering was completed on May 17, 2016.

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

For the three months ended March 31, 2019 and 2018, the Company made total distributions to non-manager members of $7.5 million and $7.5 million, respectively. For the three months ended March 31, 2019 and 2018, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units were redeemed on the original expected liquidation dates of the funds. As of March 31, 2019 and December 31, 2018, there were no Termination Units outstanding. For the three months ended March 31, 2019, the Company did not redeem any units. For the three months ended March 31, 2018, the Company redeemed 1.5 Continuing Income Units for $0.1 million. There were no Termination Units redeemed for the three months ended March 31, 2019 and 2018.

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of March 31, 2019 and December 31, 2018, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Notes to Consolidated Financial Statements

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering were offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,638.4	6,638.4	—	6,697.4	6,697.4
Early redemption of Continuing Income Units	—	—	—	—	(1.5)	(1.5)
Units outstanding, end of period	—	6,638.4	6,638.4	—	6,695.9	6,695.9

Note 7. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the three months ended March 31, 2019 and 2018. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per unit operating performance:
Net asset value per unit, beginning of period	$39,630	$41,143
Increase in members’ capital from operations (1):
Net investment income	564	810
Net change in unrealized appreciation (depreciation) on investment	240	(17)
Total increase in members’ capital from operations	804	793
Distributions to member (2):
Capital distributions	(1,125)	(1,122)
Net decrease in members’ capital resulting from distributions	(1,125)	(1,122)
Capital share transactions:	—	—
Net asset value per unit, end of period	$39,309	$40,814

Ratios to average net assets:
Expenses	0.26%	0.16%
Net investment income	5.61%	7.90%

IRR, beginning of period	6.56%	6.26%
IRR, end of period	6.66%	6.38%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,639 units and 6,698 units for the three months ended March 31, 2019 and 2018, respectively.

(2)	The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Notes to Consolidated Financial Statements

Note 8. Subsequent Events

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

•	our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. Other factors that could cause actual results to differ materially include:

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

On January 1, 2016, Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 merged with and into our subsidiaries (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to Terra Property Trust in exchange for all of the common shares of Terra Property Trust. We elected to engage in these transactions, which we refer to as the “REIT formation transactions,” to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

On February 8, 2018, Terra Capital Partners caused (i) a new subsidiary of Terra Capital Partners, Terra REIT Advisors, to become the external manager of Terra Property Trust, (ii) a new subsidiary of Terra Capital Partners, Terra Fund Advisors, to be admitted as the replacement manager of the Company and the equity interests in Terra Fund Advisors to be distributed to the equity owners of Terra Capital Partners on a pro rata basis and (iii) the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which also serves as the external advisor to Terra Income Fund 6, Inc. (“Terra Fund 6”), to be distributed to the equity owners of Terra Capital Partners on a pro rata basis. After the completion of the above steps, a pooled investment vehicle advised by Axar Capital Management L.P. (“Axar”) entered into an investment agreement with Terra Capital Partners and its affiliates (which is referred to collectively as the “Axar Transaction”), pursuant to which Axar acquired from the respective owners thereof: (i) a 49% economic interest in Terra Fund Advisors; (ii) a 65.7% economic and voting interest in Terra Capital Partners (and thereby Terra REIT Advisors); and (iii) an initial 49% economic interest in Terra Income Advisors. On November 30, 2018, Axar acquired the remaining 34.3% economic interest in Terra Capital Partners. On April 30, 2019, Axar acquired the remaining 51% economic interest in Terra Income Advisors. When used herein the term “Manager” refers to Terra Income Advisors for periods prior to February 8, 2018 and refers to Terra Fund Advisors beginning on such date.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	16	12	28	17	28
Principal balance	$119,283,715	$262,780,034	$382,063,749	94,419,759	$287,643,990
Amortized cost	120,503,916	264,092,667	384,596,583	95,067,995	289,528,588
Fair value	120,201,048	264,668,126	384,869,174	94,981,595	289,887,579
Weighted average coupon rate	12.60%	10.09%	10.88%	12.26%	10.42%
Weighted-average remaining term (years)	2.23	2.30	2.28	2.00	2.37

	December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	20	9	29	18	29
Principal balance	$163,486,937	$221,554,764	$385,041,701	113,458,723	$271,582,978
Amortized cost	164,989,811	223,254,163	388,243,974	114,298,591	273,945,383
Fair value	164,578,464	223,291,666	387,870,130	114,189,654	273,680,476
Weighted average coupon rate	12.54%	11.35%	11.86%	12.22%	11.70%
Weighted-average remaining term (years)	1.84	2.05	1.96	1.84	2.01
_______________

(1)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 2.49% and 2.50% as of March 31, 2019 and December 31, 2018.

(2)
As of March 31, 2019 and December 31, 2018, amounts included a $121.1 million and $57.3 million, respectively, of senior mortgages used as collateral for $79.5 million and a $34.2 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50%.

(3)	As of March 31, 2019 and December 31, 2018, eleven and eight of these loans, respectively, are subject to a LIBOR floor.

In addition to its net loan portfolio, as of March 31, 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building had a net carrying value of $70.1 million and $56.0 million as of March 31, 2019 and December 31, 2018, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $45.0 million as of both March 31, 2019 and December 31, 2018.

Portfolio Investment Activity

For the three months ended March 31, 2019, Terra Property Trust invested $19.7 million in new loans and had $35.4 million of repayments, resulting in net repayments of $15.7 million. Amounts are net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable. In addition, on January 9, 2019, Terra Property Trust acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses.

For the three months ended March 31, 2018, Terra Property Trust invested $34.2 million in new loans and had $38.9 million of repayments, resulting in net repayments of $4.7 million. Amounts are net of obligations under participation agreements, mortgage loan payable, and repurchase agreement payable.

Portfolio Information

The tables below set forth the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	March 31, 2019				December 31, 2018
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$134,469,561	$135,430,775	$135,914,380	46.9%	$95,141,290	$96,352,394	$96,391,095	35.2%
Preferred equity investments	110,929,279	111,372,555	111,418,307	38.4%	110,099,644	110,540,228	110,470,658	40.4%
Mezzanine loans	42,245,150	42,725,258	42,554,892	14.7%	66,342,044	67,052,761	66,818,723	24.4%
Total	$287,643,990	$289,528,588	$289,887,579	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	March 31, 2019				December 31, 2018
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$73,887,900	$74,132,149	$74,149,648	25.6%	$32,555,575	$32,628,200	$32,628,200	11.9%
Hotel	64,972,679	65,607,411	66,066,143	22.8%	69,756,765	70,832,816	70,873,011	25.9%
Multifamily	54,200,099	54,555,850	54,525,179	18.8%	31,099,953	31,366,215	31,307,286	11.4%
Student housing	40,756,844	41,158,826	41,034,733	14.2%	40,450,320	40,857,137	40,716,877	14.9%
Infill land	31,819,375	31,931,375	32,021,502	11.0%	58,491,314	58,726,783	58,724,373	21.5%
Condominium	15,007,093	15,142,977	15,145,230	5.2%	32,229,051	32,534,232	32,535,346	11.9%
Industrial	7,000,000	7,000,000	6,945,144	2.4%	7,000,000	7,000,000	6,895,383	2.5%
Total	$287,643,990	$289,528,588	$289,887,579	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	March 31, 2019				December 31, 2018
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
New York	$60,092,156	$60,237,378	$60,330,674	20.8%	$81,504,101	$81,860,466	$81,866,377	29.9%
Florida	61,634,621	62,252,243	62,711,608	21.6%	61,194,351	62,206,934	62,249,920	22.7%
California	48,819,685	49,111,553	49,120,299	16.9%	48,459,159	48,756,874	48,768,414	17.8%
Georgia	40,567,793	40,734,469	40,753,820	14.1%	12,346,939	12,470,408	12,469,169	4.6%
North Carolina	27,613,058	27,742,620	27,754,462	9.6%	4,787,414	4,821,252	4,826,213	1.8%
Washington	13,379,319	13,464,322	13,444,067	4.6%	13,304,278	13,386,747	13,344,750	4.9%
Illinois	11,138,038	11,230,424	11,230,424	3.9%	11,139,020	11,228,212	11,228,212	4.1%
Massachusetts	7,000,000	7,000,000	6,945,144	2.4%	7,000,000	7,000,000	6,895,383	2.5%
Ohio	5,452,125	5,497,349	5,497,349	1.9%	5,452,125	5,495,781	5,495,781	2.0%
Colorado	3,903,358	3,942,392	3,941,935	1.4%	4,027,736	4,068,014	4,067,543	1.5%
Alabama	3,700,000	3,761,646	3,736,506	1.3%	3,700,000	3,763,796	3,736,506	1.4%
Texas	2,450,000	2,470,236	2,465,107	0.8%	2,450,000	2,469,608	2,458,728	0.9%
Other (1)	1,893,837	2,083,956	1,956,184	0.7%	1,892,855	2,092,291	1,948,480	0.7%
Pennsylvania	—	—	—	—%	14,325,000	14,325,000	14,325,000	5.2%
Total	$287,643,990	$289,528,588	$289,887,579	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%
_______________

(1)	Other includes $1.9 million of loan with collateral located in South Carolina at March 31, 2019 and December 31, 2018.

Factors Impacting Operating Results

Our operating results are affected by a number of factors and primarily depend on, among other things, the level of the interest income generated by Terra Property Trust from targeted assets, and the supply of, and demand for, real estate-related loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs of Terra Property Trust may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

Market Risk

Terra Property Trust’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of Terra Property Trust’s loans may be difficult, as there generally will be no established markets for these loans.

Credit Risk

Credit risk represents the potential loss that Terra Property Trust would incur if the borrowers failed to perform pursuant to the terms of their obligations to Terra Property Trust. Terra Property Trust manages exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, Terra Property Trust employs an asset management approach and monitors the portfolio of loans, through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, debt service coverage ratio, and the debt yield. Terra Property Trust also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

The performance and value of Terra Property Trust’s loans depend upon the sponsors’ ability to operate or manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the loan balance. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, Terra Property Trust may not recover all of its investments.

In addition, Terra Property Trust is exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond its control. Terra Property Trust seeks to manage these risks through its underwriting and asset management processes.

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

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to sell our equity interest in Terra Property Trust at a reasonable price in times of low trading volume, high volatility and financial stress.

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

Use of Leverage

Terra Property Trust deploys moderate amounts of leverage as part of our operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations
The following table presents the comparative results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Investment income
Dividend income	$3,922,875	$5,533,805	$(1,610,930)
Other operating income	302	543	(241)
Total investment income	3,923,177	5,534,348	(1,611,171)
Operating expenses
Professional fees	173,214	108,546	64,668
Other	2,883	3,919	(1,036)
Total operating expenses	176,097	112,465	63,632
Net investment income	3,747,080	5,421,883	(1,674,803)
Net change in unrealized (depreciation) appreciation on investment	1,589,251	(112,623)	1,701,874
Net increase in members’ capital resulting from operations	$5,336,331	$5,309,260	$27,071

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended March 31, 2019 and 2018, we received distributions of $7.6 million and $7.7 million, respectively, or $0.51 and $0.52 per share, respectively, from Terra Property Trust, of which $3.9 million and $5.5 million was recorded as dividend income, respectively, representing Terra Property Trust’s net income for the periods presented, and $3.6 million and $2.2 million was recorded as return of capital, respectively. The $1.6 million decrease in Terra Property Trust’s net income was primarily due to a decrease in net interest income of $1.2 million primarily as a result of a decrease in weighted average principal balance of net investments due to higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid. Terra Property Trust’s net income also decrease by $0.5 million as a result of an increase in operating expenses due to increases in operating expenses reimbursed to Terra Property Trust’ manager as well as asset management and servicing fees.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$353,616,681	11.5%	$334,723,578	12.4%
Obligations under participation agreements	(97,506,192)	12.2%	(70,725,372)	12.7%
Mortgage loan payable	—	—%	(34,000,000)	7.0%
Repurchase agreement payable	(48,910,708)	4.9%	—	—%
Net loans (3)	$207,199,781	12.7%	$229,998,206	13.1%
Senior loans
Gross loans	$111,125,457	8.7%	$122,770,894	11.1%
Obligations under participation agreements	(11,627,551)	12.3%	(23,536,395)	12.0%
Mortgage loan payable	—	—%	(34,000,000)	7.0%
Repurchase agreement payable	(48,910,708)	4.9%	—	—%
Net loans (3)	$50,587,198	11.6%	$65,234,499	13.0%
Subordinated loans (4)
Gross loans	$242,491,224	12.6%	$211,952,685	13.1%
Obligations under participation agreements	(85,878,641)	12.2%	(47,188,978)	13.1%
Net loans (3)	$156,612,583	12.7%	$164,763,707	13.1%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the three months ended March 31, 2019 as compared to the same period in 2018, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Net Change in Unrealized (Depreciation) Appreciation on Investment

Net change in unrealized appreciation or depreciation on investment reflects the change in Terra Property Trust’s fair value during the reporting period. There may be fluctuations in unrealized gains and losses of the underlying portfolio as loans within the portfolio approach their respective maturity dates. In addition, the unrealized gains or losses in the portfolio may fluctuate over time due to changes in the market yields.

2019 — For the three months ended March 31, 2019, we recorded a net change in unrealized appreciation on investments of $1.6 million, primarily due to depreciation and amortization expense recorded on Terra Property Trust’s operating real estate, which reduced the carrying value of the operating real estate, as well as the accretion of exit fees on loans, which also reduced the carrying value of the loans.

2018 — For the three months ended March 31, 2018, we recorded a net change in unrealized appreciation on investments of $0.1 million, primarily due to the extension fee associated with a matured mortgage loan payable that we extended.

Net Increase in Members’ Capital Resulting from Operations

For the three months ended March 31, 2019 as compared to the same periods in 2018, the resulting net increase in members’ capital results from operations was substantially the same.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s obligations under participation agreements totaling $15.4 million will mature in the next twelve months. Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $76.6 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans.

On December 12, 2018, Terra Property Trust entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which Terra Property Trust expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%, and have a maturity date of December 12, 2020. As of March 31, 2019, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.9%, calculated using the 30-day LIBOR of 2.49% as of March 31, 2019. As of March 31, 2019, the amount remaining available under the repurchase agreement was $70.5 million.

Cash Flows Provided by Operating Activities

2019 — For the three months ended March 31, 2019, cash flows provided by operating activities were $7.4 million, primarily due to $7.6 million of dividends received from Terra Property Trust, of which $3.6 million was recorded as a return of capital.

2018 — For the three months ended March 31, 2018, cash flows provided by operating activities were $7.6 million, primarily due to $7.7 million of dividends received from Terra Property Trust, of which $2.2 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2019 — For the three months ended March 31, 2019, cash flows used in financing activities were $7.5 million related to distributions paid to members.

2018 — For the three months ended March 31, 2018, cash flows used in financing activities was $7.6 million consisting of distributions paid to members of $7.5 million and $0.1 million used to redeem 1.5 continuing income units.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future consolidated financial statements in addition to those discussed below.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2019 and 2018, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2018 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

The following table provides a summary of Terra Property Trust’s contractual obligations at March 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$94,419,759	$15,426,625	$68,010,532	$10,982,602	$—
Mortgage loan payable — principal (2)	45,000,000	518,175	44,481,825	—	—
Repurchase agreement payable — principal (3)	79,547,521	—	79,547,521	—	—
Interest on borrowings (4)	35,068,395	17,676,392	15,603,511	1,788,492	—
Unfunded lending commitments (5)	96,681,794	76,577,522	20,104,272	—	—
Ground lease commitment (6)	85,406,438	1,264,500	2,529,000	2,529,000	79,083,938
	$436,123,907	$111,463,214	$230,276,661	$15,300,094	$79,083,938
___________________________

(1)
In the normal course of business, Terra Property Trust enters into participation agreements with related parties whereby it transfers a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on its consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Terra Property Trust has no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.

(2)
Terra Property Trust has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $59,196.

(3)	Terra Property Trust may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $2.6 million.

(4)	Interest was calculated using the applicable annual variable interest rate and balance outstanding at March 31, 2019. Amount represents interest expense through maturity plus exit fee as application.

(5)
Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of March 31, 2019, Terra Property Trust had ten of such loans with total funding commitments of $234.8 million, of which $138.1 million had been funded.

(6)	Represents rental obligation under the ground lease for Terra Property Trust’s office building that it acquired through foreclosure.

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

Disposition Fee. A disposition fee in the amount of 1.0% of the gross sale price received by Terra Property Trust from the disposition of each loan, but not upon the maturity, prepayment, workout, modification or extension of a loan unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the loan and (ii) the amount of the fee paid by the borrower in connection with such transaction. If Terra Property Trust takes ownership of a property as a result of a workout or foreclosure of a loan, Terra Property Trust will pay a disposition fee upon the sale of such property equal to 1.0% of the sales price. In the event that the term of any real estate-related loan is extended, Terra REIT Advisors also receives an extension fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended March 31,
	2019	2018
Origination fee expense (1)	$683,172	$388,859
Asset management fee	880,355	764,499
Asset servicing fee	204,477	166,256
Operating expenses reimbursed to Manager	1,115,204	801,899
Disposition and extension fee (2)	469,933	509,643
Total	$3,353,141	$2,631,156
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition and extension fee are generally offset with exit and extension fee income and included in interest income on the consolidated statements of operations.

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
As of March 31, 2019, Terra Property Trust had 12 investments with an aggregate principal balance of $211.4 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.6 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $1.9 million.

Additionally, Terra Property Trust had $45.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $79.5 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% with no LIBOR floor and collateralized by $121.1 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s total annual interest expense by approximately $0.8 million and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.8 million.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2019 and 2018, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 10, 2019

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