Form 10-K/A
period 2018-12-31
Terra Secured Income Fund 5, LLC
filed 2019-06-25
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
805 Third Avenue, 8th Floor
New York, New York 10022
(Address of principal executive offices) (Zip Code)
(212) 753-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None.
Securities registered pursuant to section 12(g) of the Act: Units of Limited Liability Company Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
Terra Secured Income Fund 5, LLC (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (the “Amendment”) on Form 10‑K/A to amend our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 28, 2019 (the “Original 10‑K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10‑K.
We are filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to paragraph 4(a) and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10‑K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10‑K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and the revised certifications filed as exhibits to the Amendment.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: June 25, 2019

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

3