Form 10-Q
period 2019-06-30
Terra Secured Income Fund 5, LLC
filed 2019-08-09
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2019, the registrant had 6,638.4 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $253,940,210 and $265,200,249, respectively)	$255,030,805	$263,092,585
Cash and cash equivalents	93,153	131,784
Other assets	28,543	14,283
Total assets	$255,152,501	$263,238,652

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$167,014	$158,210
Total liabilities	167,014	158,210
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	254,985,487	263,080,442
Total members’ capital	254,985,487	263,080,442
Total liabilities and members’ capital	$255,152,501	$263,238,652
Net asset value per unit	$38,411	$39,630

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income — controlled
Dividend income	$—	$6,808,108	$3,922,875	$12,341,913
Investment income
Other operating income	90	460	392	1,003
Total investment income	90	6,808,568	3,923,267	12,342,916
Operating expenses
Professional fees	98,119	99,290	271,333	207,836
Other	6,076	4,022	8,959	7,941
Total operating expenses	104,195	103,312	280,292	215,777
Net investment (loss) income	(104,105)	6,705,256	3,642,975	12,127,139
Net change in unrealized appreciation (depreciation) on investment — controlled	1,609,008	(63,131)	3,198,259	(175,754)
Net increase in members’ capital resulting from operations	$1,504,903	$6,642,125	$6,841,234	$11,951,385
Per unit data:
Net investment (loss) income per unit	$(16)	$1,005	$549	$1,815
Net increase in members’ capital resulting from operations per unit	$227	$996	$1,030	$1,789
Weighted average units outstanding	6,639	6,669	6,639	6,683

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Managing Member	Non-Managing Members	Total
Balance, April 1, 2019	$—	$260,948,679	$260,948,679
Capital distributions	—	(7,468,095)	(7,468,095)
Increase in members’ capital resulting from operations:
Net investment loss	—	(104,105)	(104,105)
Net change in unrealized appreciation on investment	—	1,609,008	1,609,008
Net increase in members’ capital resulting from operations	—	1,504,903	1,504,903
Balance, June 30, 2019	$—	$254,985,487	$254,985,487

	Managing Member	Non-Managing Members	Total
Balance, April 1, 2018	$—	$273,287,351	$273,287,351
Capital distributions	—	(7,502,561)	(7,502,561)
Capital redemptions	—	(1,622,419)	(1,622,419)
Increase in members’ capital resulting from operations:
Net investment income	—	6,705,256	6,705,256
Net change in unrealized depreciation on investment	—	(63,131)	(63,131)
Net increase in members’ capital resulting from operations	—	6,642,125	6,642,125
Balance, June 30, 2018	$—	$270,804,496	$270,804,496

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(14,936,189)	(14,936,189)
Increase in members’ capital resulting from operations:
Net investment income	—	3,642,975	3,642,975
Net change in unrealized appreciation on investment	—	3,198,259	3,198,259
Net increase in members’ capital resulting from operations	—	6,841,234	6,841,234
Balance, June 30, 2019	$—	$254,985,487	$254,985,487

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(15,017,413)	(15,017,413)
Capital redemptions	—	(1,678,931)	(1,678,931)
Increase in members’ capital resulting from operations:
Net investment income	—	12,127,139	12,127,139
Net change in unrealized depreciation on investment	—	(175,754)	(175,754)
Net increase in members’ capital resulting from operations	—	11,951,385	11,951,385
Balance, June 30, 2018	$—	$270,804,496	$270,804,496

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$6,841,234	$11,951,385
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	11,260,039	4,485,246
Net change in unrealized depreciation (appreciation) on investment	(3,198,259)	175,754

Changes in operating assets and liabilities:
Increase in other assets	(14,260)	(22,985)
Increase in accounts payable and accrued expenses	8,804	37,186
Net cash provided by operating activities	14,897,558	16,626,586

Cash flows from financing activities:
Distributions paid	(14,936,189)	(15,017,384)
Payments for capital redemptions	—	(1,678,931)
Net cash used in financing activities	(14,936,189)	(16,696,315)

Net decrease in cash and cash equivalents	(38,631)	(69,729)
Cash and cash equivalents at beginning of period	131,784	212,366
Cash and cash equivalents at end of period	$93,153	$142,637

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
June 30, 2019 (unaudited) and December 31, 2018

As of June 30, 2019 and December 31, 2018, the Company’s only investment is its equity interest in a wholly-owned subsidiary as presented below:

		Number of Shares of Common Stock	June 30, 2019			December 31, 2018
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — 100% Owned	1/1/2016 and 3/7/2016	14,912,990	$253,940,210	$255,030,805	100.0%	$265,200,249	$263,092,585	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust, Inc. (“Terra Property Trust”), the Company’s wholly-owned subsidiary, as of June 30, 2019:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$7,047,817	2.8%
221 W. 17th Street Owner, LLC (8)	US - NY	Condominium	12.8%	12.8%	1.0%	1/19/2018	9/30/2019	4,661,438	4,708,053	4,707,556	1.8%
2539 Morse, LLC (3)(4)(5)	US - CA	Student housing	11.0%	11.0%	1.0%	10/20/2017	11/1/2020	7,000,000	7,066,909	7,067,437	2.8%
37 Gables Member LLC (4)(5)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	12/16/2019	5,750,000	5,807,500	5,806,875	2.3%
575 CAD I LLC (3)(4)(5)(9)	US - NY	Condominium	12.0% current 2.5% PIK	14.5%	1.0%	1/31/2017	7/31/2019	14,855,685	14,994,925	14,993,990	5.9%
Austin H. I. Owner LLC (3)(5)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,529,834	3,531,736	1.4%
High Pointe Mezzanine Investments, LLC (4)(5)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,292,856	3,107,283	1.2%
LD Milipitas Mezz, LLC (10)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	746,152	730,449	751,891	0.3%
SparQ Mezz Borrower, LLC (3)(4)(5)	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,700,000	8,781,155	8,784,378	3.4%
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	9,679,478	9,758,072	9,679,968	3.8%
								64,892,753	65,669,753	65,478,931	25.7%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of June 30, 2019 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	% (2)
Loans held for investment — non-controlled:
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$45,803,888	$45,803,888	$45,803,888	18.0%
City Gardens 333 LLC (5)(6)(7)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.3%	—%	4/11/2018	4/1/2021	22,158,881	22,121,192	22,191,728	8.7%
Greystone Gables Holdings Member LLC (4)(5)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	12/16/2019	500,000	505,000	504,946	0.2%
NB Private Capital, LLC (5)(6)(7)	US - IL US - OH	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	7/27/2020	25,500,000	25,719,109	25,719,109	10.1%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	9,350,000	9,418,335	9,433,385	3.7%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	14.9%	—%	3/9/2018	3/9/2023	18,444,375	18,444,375	18,464,725	7.2%
RS JZ Driggs, LLC (5)(6)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	8,200,000	8,293,862	8,276,415	3.2%
The Bristol at Southport, LLC (3)(4)(5)(7)	US - WA	Multifamily	10.0% current 2.0% PIK	12.0%	1.0%	9/22/2017	9/22/2022	23,383,682	23,535,908	23,533,961	9.3%
Windy Hill PV Seven CM, LLC (3)(4)(5)	US - CA	Office	10.0% current 2.5% PIK	12.5%	1.0%	1/9/2018	1/9/2021	21,355,637	21,545,179	21,527,665	8.4%
								174,696,463	175,386,848	175,455,822	68.8%
First mortgages:
14th & Alice Street Owner, LLC	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	4,256,452	4,125,698	4,273,280	1.7%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5% (2.49% Floor)	7.0%	0.5%	2/22/2019	2/10/2022	21,760,946	21,513,741	21,864,981	8.6%
330 Tryon DE LLC (11)	US - NC	Office	LIBOR + 3.85% (2.5% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,886,544	22,903,052	9.0%
CGI 1100 Biscayne Management LLC (11)	US - FL	Hotel	LIBOR + 5.65% (2.3% Floor)	8.0%	2.0%	11/19/2018	11/19/2020	58,132,952	58,795,831	59,193,868	23.2%
MSC Fields Peachtree Retreat, LLC. (11)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	6.2%	0.5%	3/15/2019	4/1/2022	23,141,200	23,229,393	23,247,306	9.1%
TSG-Parcel 1, LLC (3)(5)(6)	US - CA	Infill land	LIBOR + 10.0% (2.0% Floor)	12.4%	1.0%	7/10/2015	12/31/2019	18,000,000	18,180,000	18,178,137	7.1%
								148,091,550	148,731,207	149,660,624	58.7%
Total gross loans held for investment								387,680,766	389,787,808	390,595,377	153.2%
Obligations under participation agreements (3)(4)(5)(6)(7)								(98,020,504)	(98,700,002)	(98,620,770)	(38.7)%
Net loans held for investment								$289,660,262	$291,087,806	$291,974,607	114.5%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of June 30, 2019 (Continued):

Operating real estate:
Description	Acquisition Date	Real estate owned, net	Encumbrance	Net Investment	% (14)
Multi-tenant office building in Santa Monica, CA (12)	7/30/2018	$54,380,553	$44,873,520	$9,507,033	3.7%
Land in Conshohocken, PA (13)	1/9/2019	13,395,430	—	13,395,430	5.3%
		$67,775,983	$44,873,520	$22,902,463	9.0%

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Percentages are based on the fair value of the Company’s investment in Terra Property Trust of $255.0 million as of June 30, 2019.

(3)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

(5)	The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

(6)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC (“Terra Income Advisors”), an affiliate of our sponsor and Terra Property Trust’s manager.

(7)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by Terra REIT Advisors.

(8)	In June 2019, the maturity of this loan was extended to September 30, 2019.

(9)	In August 2019, this loan was repaid in full.

(10)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of June 30, 2019, the unfunded commitment was $3.5 million.

(11)	These loans were used as collateral for $82.1 million of borrowings under a repurchase agreement.

(12)
Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. Real estate owned, net amount includes building and building improvements, tenant improvements and lease intangible assets and liabilities, net of accumulated depreciation and amortization.

(13)
Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure. On June 30, 2019, Terra Property Trust recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.

(14)	Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
June 30, 2019 (unaudited) and December 31, 2018

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
June 30, 2019 (unaudited) and December 31, 2018

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
June 30, 2019 (unaudited) and December 31, 2018

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

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019

Note 1. Business

Terra Secured Income Fund 5, LLC (and, together with its consolidated subsidiaries, the “Company”), is a specialized real estate finance company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. The Company’s investments finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on smaller, middle market loans in the approximately $3 million to $50 million range which are financing properties in primary and secondary markets because it believes these loans are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company was formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. The Company makes substantially all of its investments and conducts substantially all of its real estate lending business through Terra Property Trust, which has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company’s objectives are to (i) preserve its members’ capital contributions, (ii) realize income from its investments and (iii) make monthly distributions to its members from cash generated from investments. There can be no assurances that the Company will be successful in meeting its objectives.

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

Revenue Recognition

Dividend Income: Dividend income associated with the Company’s ownership of Terra Property Trust is recognized on the record date as declared by Terra Property Trust. Any excess of dividends over Terra Property Trust’s cumulative net income are recorded as return of capital.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2019 and 2018, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and six months ended June 30, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the model under ASC 840, Leases (“ASC 840”), with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces the sale-leaseback guidance under ASC 840 with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 was effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Notes to Consolidated Financial Statements

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

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted a final rule that eliminates or amends disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment (the “Final Rule”). The Final Rule is intended to simplify and update the disclosure of information to investors and reduce compliance burdens for companies, without significantly altering the total mix of information available to investors. Among other items, the Final Rule requires registrants to include in their interim financial statements a reconciliation of changes in net assets or stockholders’ equity in the notes or as a separate statement. The Final Rule was effective for all filings made on or after November 5, 2018; however, the SEC would not object if a filer’s first presentation of the changes in net assets or stockholders' equity was included in its Form 10-Q for the quarter that begins after the effective date of the Final Rule. The Company adopted the Final Rule in the first quarter of fiscal year 2019. The adoption of the Final Rule did not have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$253,940,210	$255,030,805	100.0%	$265,200,249	$263,092,585	100.0%

For the three months ended June 30, 2019 and 2018, the Company received approximately $7.6 million and $9.1 million of distributions from Terra Property Trust, respectively, of which $7.6 million and $2.3 million were returns of capital, respectively. For the six months ended June 30, 2019 and 2018, the Company received approximately $15.2 million and $16.8 million of distributions from Terra Property Trust, respectively, of which $11.3 million and $4.5 million were returns of capital, respectively.

Notes to Consolidated Financial Statements

The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2019	December 31, 2018
Carrying value of loans held for investment	$389,787,808	$388,243,974
Real estate owned, net	79,498,242	68,004,577
Other assets	60,471,701	35,306,172
Total assets	529,757,751	491,554,723
Mortgage loan payable, repurchase agreement payable and obligations under participation agreements	(223,417,271)	(190,687,574)
Accounts payable, accrued expenses and other liabilities	(40,747,200)	(23,555,081)
Lease intangible liabilities	(11,722,259)	(12,019,709)
Total liabilities	(275,886,730)	(226,262,364)
Stockholder’s equity	$253,871,021	$265,292,359

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$13,332,694	$12,570,307	$26,070,628	$22,962,992
Expenses	(13,486,179)	(5,762,199)	(22,301,238)	(10,621,079)
Net (loss) income	$(153,485)	$6,808,108	$3,769,390	$12,341,913

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

Notes to Consolidated Financial Statements

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$255,030,805	$255,030,805

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$263,092,585	$263,092,585

Changes in Level 3 investment for the six months ended June 30, 2019 and 2018 were as follows:

	Equity Investment in Terra Property Trust
	Six Months Ended June 30,
	2019	2018
Beginning balance	$263,092,585	$275,428,953
Return of capital	(11,260,039)	(4,485,246)
Net change in unrealized appreciation (depreciation) on investment	3,198,259	(175,754)
Ending balance	$255,030,805	$270,767,953
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$3,198,259	$(175,754)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2019 and 2018, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2019 and December 31, 2018 due to their short-term nature.

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

Notes to Consolidated Financial Statements

by pertinent data and, in addition to a proprietary valuation model, are based on market data, third-party valuation data and discount rates or other methods the valuation committee deems to be appropriate.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	June 30, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$255,030,805	Discounted cash flow (1)	Discount rate (1)	4.75%	15.03%	14.07%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$263,092,585	Discounted cash flow (1)	Discount rate (1)	5.02%	16.00%	14.19%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

Risks and Uncertainties

The Company’s investment in Terra Property Trust is highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Terra Property Trust’s loans are highly illiquid. Due to the illiquidity of the loans, valuation of the loans may be difficult, as there generally will be no established markets for these loans. As the Company’s investment is carried at fair value with fair value changes recognized in the consolidated statements of operations, any changes in fair value would directly affect the Company’s members’ capital.

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

Dividend Income

As discussed in Note 3, for the three months ended June 30, 2019 and 2018, the Company received approximately $7.6 million and $9.1 million of distributions from Terra Property Trust, respectively, of which $7.6 million and $2.3 million were returns of capital, respectively. For the six months ended June 30, 2019 and 2018, the Company received approximately $15.2 million and $16.8 million of distributions from Terra Property Trust, respectively, of which $11.3 million and $4.5 million was a return of capital, respectively.

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

Note 6. Members’ Capital

As of June 30, 2019 and December 31, 2018, the Company had 6,638.4 units and 6,638.4 units outstanding, respectively, and the net asset value per unit was $38,411 and $39,630, respectively.

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

For the three months ended June 30, 2019 and 2018, the Company made total distributions to non-manager members of $7.5 million and $7.5 million, respectively. For the six months ended June 30, 2019 and 2018, the Company made total distributions

Notes to Consolidated Financial Statements

to non-manager members of $14.9 million and $15.0 million, respectively. For the three and six months ended June 30, 2019 and 2018, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units were redeemed on the original expected liquidation dates of the funds. As of June 30, 2019 and December 31, 2018, there were no Termination Units outstanding. For the six months ended June 30, 2019, the Company did not redeem any units. For the six months ended June 30, 2018, the Company redeemed 3.6 Continuing Income Units for $0.1 million and 37.9 Termination Units for $1.6 million.

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2019 and December 31, 2018, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering were offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,638.4	6,638.4	—	6,697.4	6,697.4
Early redemption of Continuing Income Units	—	—	—	—	(3.6)	(3.6)
Termination Units redeemed	—	—	—	—	(37.9)	(37.9)
Units outstanding, end of period	—	6,638.4	6,638.4	—	6,655.9	6,655.9

Note 7. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2019 and 2018. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

Notes to Consolidated Financial Statements

The following summarizes the Company’s financial highlights for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per unit operating performance:
Net asset value per unit, beginning of period	$39,630	$41,143
Increase in members’ capital from operations (1):
Net investment income	549	1,815
Net change in unrealized appreciation (depreciation) on investment	481	(26)
Total increase in members’ capital from operations	1,030	1,789
Distributions to member (2):
Capital distributions	(2,249)	(2,247)
Net decrease in members’ capital resulting from distributions	(2,249)	(2,247)
Capital share transactions:	—	1
Net asset value per unit, end of period	$38,411	$40,686

Ratios to average net assets:
Expenses	0.21%	0.16%
Net investment income	2.76%	8.92%

IRR, beginning of period	6.56%	6.26%
IRR, end of period	6.46%	6.62%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,639 units and 6,683 units for the six months ended June 30, 2019 and 2018, respectively.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	13	12	25	17	25
Principal balance	$117,585,920	$270,094,846	$387,680,766	98,020,504	$289,660,262
Amortized cost	118,819,253	270,968,555	389,787,808	98,700,002	291,087,806
Fair value	118,570,027	272,025,350	390,595,377	98,620,770	291,974,607
Weighted average coupon rate	12.44%	9.95%	10.71%	12.24%	10.19%
Weighted-average remaining term (years)	1.99	2.05	2.03	1.75	2.13

	December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	20	9	29	18	29
Principal balance	$163,486,937	$221,554,764	$385,041,701	113,458,723	$271,582,978
Amortized cost	164,989,811	223,254,163	388,243,974	114,298,591	273,945,383
Fair value	164,578,464	223,291,666	387,870,130	114,189,654	273,680,476
Weighted average coupon rate	12.54%	11.35%	11.86%	12.22%	11.70%
Weighted-average remaining term (years)	1.84	2.05	1.96	1.84	2.01
_______________

(1)	These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 2.40% and 2.50% as of June 30, 2019 and December 31, 2018.

(2)
As of June 30, 2019 and December 31, 2018, amounts included a $125.8 million and $57.3 million, respectively, of senior mortgages used as collateral for $82.1 million and a $34.2 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50%.

(3)	As of June 30, 2019 and December 31, 2018, eleven and eight of these loans, respectively, are subject to a LIBOR floor.

In addition to its net loan portfolio, as of June 30, 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $67.8 million and $56.0 million as of June 30, 2019 and December 31, 2018, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.9 million and $45.0 million as of June 30, 2019 and December 31, 2018, respectively.

Portfolio Investment Activity

For the three months ended June 30, 2019 and 2018, Terra Property Trust invested $8.6 million and $27.6 million in add-on loans, respectively, and had $9.8 million and $6.1 million of repayments, respectively, resulting in net repayments of $1.2 million and net investments of $21.5 million, respectively. Amounts are net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

For the six months ended June 30, 2019 and 2018, Terra Property Trust invested $28.3 million and $61.8 million in new and add-on loans, respectively, and had $45.2 million and $45.0 million of repayments, respectively, resulting in net repayments of $16.9 million and net investments of $16.8 million, respectively. Amounts are net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable. In addition, on January 9, 2019, Terra Property Trust acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses.

Portfolio Information

The tables below set forth the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	June 30, 2019				December 31, 2018
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$141,291,550	$141,863,207	$142,793,328	48.9%	$95,141,290	$96,352,394	$96,391,095	35.2%
Preferred equity investments	104,365,722	104,730,881	104,780,886	35.9%	110,099,644	110,540,228	110,470,658	40.4%
Mezzanine loans	44,002,990	44,493,718	44,400,393	15.2%	66,342,044	67,052,761	66,818,723	24.4%
Total	$289,660,262	$291,087,806	$291,974,607	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	June 30, 2019				December 31, 2018
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$79,514,824	$79,457,691	$79,807,925	27.3%	$32,555,575	$32,628,200	$32,628,200	11.9%
Hotel	66,747,565	67,462,199	67,836,709	23.2%	69,756,765	70,832,816	70,873,011	25.9%
Multifamily	54,378,806	54,573,632	54,718,584	18.7%	31,099,953	31,366,215	31,307,286	11.4%
Student housing	37,308,860	37,637,299	37,581,012	12.9%	40,450,320	40,857,137	40,716,877	14.9%
Infill land	29,644,375	29,756,375	29,775,566	10.3%	58,491,314	58,726,783	58,724,373	21.5%
Condominium	15,065,832	15,200,610	15,206,994	5.2%	32,229,051	32,534,232	32,535,346	11.9%
Industrial	7,000,000	7,000,000	7,047,817	2.4%	7,000,000	7,000,000	6,895,383	2.5%
Total	$289,660,262	$291,087,806	$291,974,607	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	June 30, 2019				December 31, 2018
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
Florida	$62,057,952	$62,760,081	$63,157,691	21.6%	$61,194,351	$62,206,934	$62,249,920	22.7%
New York	60,016,267	60,198,887	60,199,310	20.6%	81,504,101	81,860,466	81,866,377	29.9%
California	53,072,828	53,209,660	53,424,388	18.3%	48,459,159	48,756,874	48,768,414	17.8%
Georgia	44,902,146	44,743,134	45,112,287	15.5%	12,346,939	12,470,408	12,469,169	4.6%
North Carolina	28,218,461	28,351,579	28,321,787	9.7%	4,787,414	4,821,252	4,826,213	1.8%
Washington	13,458,608	13,546,222	13,545,102	4.6%	13,304,278	13,386,747	13,344,750	4.9%
Illinois	9,640,895	9,723,735	9,723,735	3.3%	11,139,020	11,228,212	11,228,212	4.1%
Massachusetts	7,000,000	7,000,000	7,047,817	2.4%	7,000,000	7,000,000	6,895,383	2.5%
Ohio	4,397,275	4,435,058	4,435,058	1.5%	5,452,125	5,495,781	5,495,781	2.0%
Texas	2,450,000	2,470,884	2,472,215	0.9%	2,450,000	2,469,608	2,458,728	0.9%
Colorado	—	—	—	—%	4,027,736	4,068,014	4,067,543	1.5%
Alabama	—	—	—	—%	3,700,000	3,763,796	3,736,506	1.4%
Pennsylvania	—	—	—	—%	14,325,000	14,325,000	14,325,000	5.2%
Other (1)	4,445,830	4,648,566	4,535,217	1.6%	1,892,855	2,092,291	1,948,480	0.7%
Total	$289,660,262	$291,087,806	$291,974,607	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%
_______________

(1)
Other includes $2.6 million of unused portion of a credit facility at June 30, 2019. Other also includes a $1.9 million loan with collateral located in South Carolina at June 30, 2019 and December 31, 2018.

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

Use of Leverage

Terra Property Trust deploys moderate amounts of leverage as part of its operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations
The following table presents the comparative results of our operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Investment income
Dividend income	$—	$6,808,108	$(6,808,108)	$3,922,875	$12,341,913	$(8,419,038)
Other operating income	90	460	(370)	392	1,003	(611)
Total investment income	90	6,808,568	(6,808,478)	3,923,267	12,342,916	(8,419,649)
Operating expenses
Professional fees	98,119	99,290	(1,171)	271,333	207,836	63,497
Other	6,076	4,022	2,054	8,959	7,941	1,018
Total operating expenses	104,195	103,312	883	280,292	215,777	64,515
Net investment (loss) income	(104,105)	6,705,256	(6,809,361)	3,642,975	12,127,139	(8,484,164)
Net change in unrealized appreciation (depreciation) on investment	1,609,008	(63,131)	1,672,139	3,198,259	(175,754)	3,374,013
Net increase in members’ capital resulting from operations	$1,504,903	$6,642,125	$(5,137,222)	$6,841,234	$11,951,385	$(5,110,151)

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended June 30, 2019 and 2018, we received distributions of $7.6 million and $9.1 million, respectively, or $0.51 and $0.61 per share, respectively, from Terra Property Trust, of which $0.0 million and $6.8 million was recorded as dividend income, respectively, and $7.6 million and $2.3 million was recorded as return of capital, respectively. For the six months ended June 30, 2019 and 2018, we received distributions of $15.2 million and $16.8 million, respectively, or $1.02 and $1.13 per share, respectively, from Terra Property Trust, of which $3.9 million and $12.3 million was recorded as dividend income, respectively, and $11.3 million and $4.5 million was recorded as return of capital, respectively.

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, Terra Property Trust’s net income decreased by $7.0 million and $8.6 million, respectively, due to $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of Terra Property Trust becoming a public entity. In the second quarter of 2019, management decided to postpone indefinitely Terra Property Trust’s public offering. Terra Property Trust’s net income also decreased as a result of $1.8 million prepayment fee received for the three months ended June 30, 2018 and $1.6 million of impairment charge recorded for the three months ended June 30, 2019 on a piece of land in order to reduce the carrying value of the land to its estimated fair value. Additionally, Terra Property Trust’s net income decreased as a result of a $1.0 million and $2.2 million decrease in Terra Property Trust’s net interest income for the three and six months ended June 30, 2019 as compared to the same periods in 2018, respectively, primarily due to a decrease in weighted average principal balance of net investments driven by higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$383,193,015	10.8%	$364,309,430	12.5%
Obligations under participation agreements	(95,337,563)	12.2%	(79,440,292)	12.7%
Mortgage loan payable	—	—%	(33,938,122)	7.2%
Repurchase agreement payable	(78,140,846)	4.8%	—	—%
Net loans (3)	$209,714,606	12.4%	$250,931,016	13.2%
Senior loans
Gross loans	$143,125,696	7.9%	$113,825,000	11.2%
Obligations under participation agreements	(6,800,000)	12.4%	(21,953,061)	12.0%
Mortgage loan payable	—	—%	(33,938,122)	7.2%
Repurchase agreement payable	(78,140,846)	4.8%	—	—%
Net loans (3)	$58,184,850	11.6%	$57,933,817	13.4%
Subordinated loans (4)
Gross loans	$240,067,319	12.5%	$250,484,430	13.1%
Obligations under participation agreements	(88,537,563)	12.2%	(57,487,231)	13.0%
Net loans (3)	$151,529,756	12.7%	$192,997,199	13.1%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$368,486,550	11.0%	$349,589,995	12.5%
Obligations under participation agreements	(96,415,887)	12.2%	(75,106,907)	12.7%
Mortgage loan payable	—	—%	(33,968,890)	7.0%
Repurchase agreement payable	(61,443,378)	4.8%	—	—%
Net loans (3)	$210,627,285	12.3%	$240,514,198	13.2%
Senior loans
Gross loans	$127,213,974	8.3%	$118,273,234	11.3%
Obligations under participation agreements	(9,200,440)	12.3%	(22,740,355)	12.0%
Mortgage loan payable	—	—%	(33,968,890)	7.0%
Repurchase agreement payable	(61,443,378)	4.8%	—	—%
Net loans (3)	$56,570,156	11.4%	$61,563,989	13.3%
Subordinated loans (4)
Gross loans	$241,272,576	12.5%	$231,316,761	13.1%
Obligations under participation agreements	(87,215,447)	12.2%	(52,366,552)	13.0%
Net loans (3)	$154,057,129	12.7%	$178,950,209	13.1%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Net Change in Unrealized Appreciation (Depreciation) on Investment

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

2019 — For the three and six months ended June 30, 2019, we recorded an increase in unrealized appreciation on investments of $1.6 million and $3.2 million, respectively, as the fair value of the Company’s investment in Terra Property Trust went up as a result of higher fair values of the underlying loans and assets.

2018 — For the three and six months ended June 30, 2018, we recorded a decrease in the unrealized appreciation on investment of $0.1 million and $0.2 million, respectively, as the fair value of the Company’s investment in Terra Property Trust decline at slightly less than the cost primary due to higher discount rates applied to certain of the underling loans during the periods.

Net Increase in Members’ Capital Resulting from Operations

For each of the three and six months ended June 30, 2019 as compared to the same periods in 2018, the resulting net increase in members’ capital results from operations decreased by $5.1 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s obligations under participation agreements totaling $19.5 million will mature in the next twelve months. Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $72.3 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans.

On December 12, 2018, Terra Property Trust entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which Terra Property Trust expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%, and have a maturity date of December 12, 2020. As of June 30, 2019, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.8%, calculated using the 30-day LIBOR of 2.40% as of June 30, 2019. As of June 30, 2019, the amount remaining available under the repurchase agreement was $67.9 million.

On June 20, 2019, Terra Property Trust entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which Terra Property Trust expects to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on June 20, 2020. As of June 30, 2019, the amount remaining available under the credit facility was $35.0 million.

Cash Flows Provided by Operating Activities

2019 — For the six months ended June 30, 2019, cash flows provided by operating activities were $14.9 million, primarily due to $15.2 million of dividends received from Terra Property Trust, of which $11.3 million was recorded as a return of capital.

2018 — For the six months ended June 30, 2018, cash flows provided by operating activities were $16.6 million, primarily due to $16.8 million of dividends received from Terra Property Trust, of which $4.5 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2019 — For the six months ended June 30, 2019, cash flows used in financing activities were $14.9 million related to distributions paid to members.

2018 — For the six months ended June 30, 2018, cash flows used in financing activities was $16.7 million, consisting of distributions paid to members of $15.0 million, and $1.7 million used to redeem 37.9 Termination Units and 3.6 continuing income units.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2019 and 2018, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and six months ended June 30, 2019 and 2018, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

The following table provides a summary of Terra Property Trust’s contractual obligations at June 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$98,020,504	$19,546,291	$67,433,139	$11,041,074	$—
Mortgage loan payable — principal (2)	44,873,520	526,435	44,347,085	—	—
Repurchase agreement payable — principal (3)	82,052,175	—	82,052,175	—	—
Interest on borrowings (4)	31,111,044	17,568,216	12,084,513	1,458,315	—
Unfunded lending commitments (5)	84,138,965	72,341,572	11,797,393	—	—
Ground lease commitment (6)	85,090,313	1,264,500	2,529,000	2,529,000	78,767,813
	$425,286,521	$111,247,014	$220,243,305	$15,028,389	$78,767,813
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

(2)
Terra Property Trust has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $6,920.

(3)	Terra Property Trust may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $2.2 million.

(4)	Interest was calculated using the applicable annual variable interest rate and balance outstanding at June 30, 2019. Amount represents interest expense through maturity plus exit fee as application.

(5)
Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of June 30, 2019, Terra Property Trust had seven of such loans with total funding commitments of $208.4 million, of which $124.3 million had been funded.

(6)	Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Origination fee expense (1)	$117,380	$322,252	$800,552	$711,111
Asset management fee	956,985	758,641	1,837,340	1,523,140
Asset servicing fee	226,764	178,492	431,241	344,748
Operating expenses reimbursed to Manager	1,213,314	845,623	2,328,518	1,647,522
Disposition and extension fee (2)	167,091	246,139	637,024	755,782
Total	$2,681,534	$2,351,147	$6,034,675	$4,982,303
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition and extension fee are generally offset with exit and extension fee income and included in interest income on the consolidated statements of operations.

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
As of June 30, 2019, Terra Property Trust had 12 investments with an aggregate principal balance of $217.8 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.4 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $1.9 million.

Additionally, Terra Property Trust had $44.9 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $82.1 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% with no LIBOR floor and collateralized by $125.8 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s total annual interest expense by approximately $0.9 million and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $1.3 million.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR.” At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including Terra property Trust’s portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of its borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in Terra property Trust’s portfolio, or the cost of its borrowings. The potential effect of the phase-out or replacement of LIBOR on Terra property Trust’s cost of capital and net investment income cannot yet be determined.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the six months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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
_______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: August 9, 2019

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