Form 10-Q
period 2019-09-30
Terra Secured Income Fund 5, LLC
filed 2019-11-13
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55780
Terra Secured Income Fund 5, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0967526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 Fifth Avenue, 6th Floor
New York, New York 10036
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2019, the registrant had 6,638.0 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $249,366,017 and $265,200,249, respectively)	$252,111,819	$263,092,585
Cash and cash equivalents	85,522	131,784
Other assets	21,804	14,283
Total assets	$252,219,145	$263,238,652

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$247,734	$158,210
Total liabilities	247,734	158,210
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	251,971,411	263,080,442
Total members’ capital	251,971,411	263,080,442
Total liabilities and members’ capital	$252,219,145	$263,238,652
Net asset value per unit	$37,959	$39,630

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income — controlled
Dividend income	$2,994,149	$5,487,805	$6,917,024	$17,829,718
Investment income
Other operating income	82	137	474	1,140
Total investment income	2,994,231	5,487,942	6,917,498	17,830,858
Operating expenses
Professional fees	182,081	126,966	453,414	334,802
Other	686	2,891	9,645	10,832
Total operating expenses	182,767	129,857	463,059	345,634
Net investment income	2,811,464	5,358,085	6,454,439	17,485,224
Net change in unrealized appreciation (depreciation) on investment — controlled	1,655,207	(179,846)	4,853,466	(355,600)
Net increase in members’ capital resulting from operations	$4,466,671	$5,178,239	$11,307,905	$17,129,624
Per unit data:
Net investment income per unit	$424	$806	$972	$2,622
Net increase in members’ capital resulting from operations per unit	$673	$779	$1,704	$2,569
Weighted average units outstanding	6,638	6,644	6,638	6,670

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Managing Member	Non-Managing Members	Total
Balance, July 1, 2019	$—	$254,985,487	$254,985,487
Capital distributions	—	(7,468,094)	(7,468,094)
Capital redemptions	—	(12,653)	(12,653)
Increase in members’ capital resulting from operations:
Net investment income	—	2,811,464	2,811,464
Net change in unrealized appreciation on investment	—	1,655,207	1,655,207
Net increase in members’ capital resulting from operations	—	4,466,671	4,466,671
Balance, September 30, 2019	$—	$251,971,411	$251,971,411

	Managing Member	Non-Managing Members	Total
Balance, July 1, 2018	$—	$270,804,496	$270,804,496
Capital distributions	—	(7,479,981)	(7,479,981)
Capital redemptions	—	(509,859)	(509,859)
Increase in members’ capital resulting from operations:
Net investment income	—	5,358,085	5,358,085
Net change in unrealized depreciation on investment	—	(179,846)	(179,846)
Net increase in members’ capital resulting from operations	—	5,178,239	5,178,239
Balance, September 30, 2018	$—	$267,992,895	$267,992,895

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(22,404,283)	(22,404,283)
Capital redemptions	—	(12,653)	(12,653)
Increase in members’ capital resulting from operations:
Net investment income	—	6,454,439	6,454,439
Net change in unrealized appreciation on investment	—	4,853,466	4,853,466
Net increase in members’ capital resulting from operations	—	11,307,905	11,307,905
Balance, September 30, 2019	$—	$251,971,411	$251,971,411

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(22,497,394)	(22,497,394)
Capital redemptions	—	(2,188,790)	(2,188,790)
Increase in members’ capital resulting from operations:
Net investment income	—	17,485,224	17,485,224
Net change in unrealized depreciation on investment	—	(355,600)	(355,600)
Net increase in members’ capital resulting from operations	—	17,129,624	17,129,624
Balance, September 30, 2018	$—	$267,992,895	$267,992,895

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$11,307,905	$17,129,624
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	15,834,232	7,066,860
Net change in unrealized (appreciation) depreciation on investment	(4,853,466)	355,600

Changes in operating assets and liabilities:
Increase in other assets	(7,521)	(16,716)
Increase in accounts payable and accrued expenses	89,524	69,320
Net cash provided by operating activities	22,370,674	24,604,688

Cash flows from financing activities:
Distributions paid	(22,404,283)	(22,497,365)
Payments for capital redemptions	(12,653)	(2,188,790)
Net cash used in financing activities	(22,416,936)	(24,686,155)

Net decrease in cash and cash equivalents	(46,262)	(81,467)
Cash and cash equivalents at beginning of period	131,784	212,366
Cash and cash equivalents at end of period	$85,522	$130,899

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements (unaudited).

Terra Secured Income Fund 5, LLC
Consolidated Schedules of Investments
September 30, 2019 (unaudited) and December 31, 2018

As of September 30, 2019 and December 31, 2018, the Company’s only investment is its equity interest in a majority-owned subsidiary as presented below:

		Number of Shares of Common Stock	September 30, 2019			December 31, 2018
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — Controlled	1/1/2016 and 3/7/2016	14,912,990	$249,366,017	$252,111,819	100.1%	$265,200,249	$263,092,585	100.0%

As of September 30, 2019, the Company owned 98.6% of the outstanding shares of common stock of Terra Property Trust, Inc. (“Terra Property Trust”). The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at September 30, 2019:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment — non-controlled:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$7,164,239	$7,063,940	2.8%
2539 Morse, LLC (4)(5)(6)	US - CA	Student housing	11.0%	11.0%	1.0%	10/20/2017	11/1/2020	7,000,000	7,067,142	7,069,334	6,970,363	2.8%
37 Gables Member LLC (5)(6)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	12/16/2019	5,750,000	5,807,500	5,806,875	5,725,579	2.3%
Austin H. I. Owner LLC (4)(6)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,530,790	3,534,111	3,484,633	1.4%
High Pointe Mezzanine Investments, LLC (5)(6)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,278,061	3,135,003	3,091,113	1.2%
LD Milipitas Mezz, LLC (9)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	1,967,591	1,975,543	1,983,228	1,955,463	0.8%
SparQ Mezz Borrower, LLC (4)(5)(6)	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,700,000	8,782,112	8,786,126	8,663,120	3.4%
Stonewall Station Mezz LLC (6)(7)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	9,735,113	9,815,561	9,807,313	9,670,011	3.8%
								46,652,704	47,256,709	47,286,229	46,624,222	18.5%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of September 30, 2019 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment — non-controlled:
Preferred equity investments:
370 Lex Part Deux, LLC (6)(7)(8)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$47,066,628	$47,066,628	$47,066,628	$46,407,695	18.4%
City Gardens 333 LLC (4)(5)(6)(7)(8)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	27,213,272	27,212,145	27,221,456	26,840,356	10.7%
Greystone Gables Holdings Member LLC (5)(6)	US - FL	Multifamily	13.0%	13.0%	1.0%	6/16/2016	12/16/2019	500,000	505,000	504,946	497,877	0.2%
NB Private Capital, LLC (6)(7)(8)	US - IL	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	7/27/2020	25,500,000	25,726,977	25,726,977	25,366,799	10.1%
Orange Grove Property Investors, LLC (6)(7)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	9,350,000	9,421,280	9,433,752	9,301,679	3.7%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	14.5%	—%	3/9/2018	3/9/2023	18,444,375	18,444,375	18,419,767	18,161,890	7.2%
RS JZ Driggs, LLC (6)(7)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	8,200,000	8,290,209	8,276,854	8,160,978	3.2%
The Bristol at Southport, LLC (4)(5)(6)(8)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,656,903	23,767,698	23,434,950	9.3%
Windy Hill PV Seven CM, LLC (4)(5)(6)	US - CA	Office	10.0% current 2.5% PIK	12.5%	1.0%	1/9/2018	1/9/2021	21,492,366	21,684,371	21,669,904	21,366,525	8.5%
								181,266,641	182,007,888	182,087,982	179,538,749	71.3%
First mortgages:
14th & Alice Street Owner, LLC	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	6,479,224	6,380,011	6,504,640	6,413,575	2.5%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (no Floor)	6.5%	0.5%	2/22/2019	2/10/2022	27,076,048	26,933,741	27,207,707	26,826,799	10.6%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 3.85% (2.5% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,888,678	22,904,516	22,583,853	8.9%
MSC Fields Peachtree Retreat, LLC. (10)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,334	23,401,586	23,417,352	23,089,509	9.2%
REEC 286 Lenox LLC	US - NY	Office	LIBOR + 2.95% (no Floor)	5.0%	—%	8/2/2019	11/22/2019	4,740,000	4,740,000	4,740,000	4,673,640	1.9%
TSG-Parcel 1, LLC (4)(6)(7)	US - CA	Infill land	LIBOR + 10.0% (2.0% Floor)	12.0%	1.0%	7/10/2015	12/31/2019	18,000,000	18,180,000	18,178,191	17,923,696	7.1%
Windy Hill PV Five CM, LLC	US - CA	Office	LIBOR + 2.25% (2.05% Floor)	4.3%	0.5%	9/20/2019	9/20/2022	9,572,776	9,095,560	9,615,758	9,481,137	3.8%
								111,976,382	111,619,576	112,568,164	110,992,209	44.0%
Total gross loans held for investment								339,895,727	340,884,173	341,942,375	337,155,180	133.8%
Obligations under participation agreements (4)(5)(6)(7)(8)								(97,688,326)	(98,315,641)	(98,321,184)	(96,944,687)	(38.5)%
Net loans held for investment								$242,207,401	$242,568,532	$243,621,191	$240,210,493	95.3%

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investments (Continued)
September 30, 2019 (unaudited) and December 31, 2018

Terra Property Trust Schedule of Loans Held for Investment as of September 30, 2019 (Continued):

Operating real estate:
Description	Acquisition Date	Real estate owned, net	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(13)
Multi-tenant office building in Santa Monica, CA (11)	7/30/2018	$53,578,394	$44,745,024	$8,833,370	$8,709,703	3.5%
Land in Conshohocken, PA (12)	1/9/2019	13,395,430	—	13,395,430	13,207,894	5.2%
		$66,973,824	$44,745,024	$22,228,800	$21,917,597	8.7%

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Amount represents the Company’s portion, or 98.6%, of the fair value or net investment value.

(3)	Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $252.0 million at September 30, 2019.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(5)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

(6)	The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

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

(9)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of September 30, 2019, the unfunded commitment was $2.3 million.

(10)	These loans were used as collateral for $51.3 million of borrowings under a repurchase agreement.

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
September 30, 2019 (unaudited) and December 31, 2018

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
September 30, 2019 (unaudited) and December 31, 2018

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
September 30, 2019 (unaudited) and December 31, 2018

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

Terra Secured Income Fund 5, LLC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019

Note 1. Business

Terra Secured Income Fund 5, LLC (and, together with its consolidated subsidiaries, the “Company”), is a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. The Company’s loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets. The Company believes loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company was formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. The Company makes substantially all of its investments and conducts substantially all of its real estate lending business through Terra Property Trust, which has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company’s objectives are to (i) preserve its members’ capital contributions, (ii) realize income from its investments and (iii) make monthly distributions to its members from cash generated from investments. There can be no assurances that the Company will be successful in meeting its objectives.

In December 2015, the members approved the merger of Terra Secured Income Fund, LLC (“Terra Fund 1”), Terra Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) with and into subsidiaries of the Company (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers effective January 1, 2016 (collectively, the “Merger”). Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a newly-formed and wholly-owned subsidiary of the Company that elected to be taxed as a REIT, in exchange for the shares of common stock of Terra Property Trust. Upon completion of the Merger, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust. As of September 30, 2019, the Company owned 14,912,990 shares, or 98.6%, of Terra Property Trust’s outstanding common stock. The Company does not consolidate Terra Property Trust as Terra Property Trust is not an investment company.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2019 and 2018, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$249,366,017	$252,111,819	100.1%	$265,200,249	$263,092,585	100.0%

For the three months ended September 30, 2019 and 2018, the Company received approximately $7.6 million and $8.1 million of distributions from Terra Property Trust, respectively, of which $4.6 million and $2.6 million were returns of capital, respectively. For the nine months ended September 30, 2019 and 2018, the Company received approximately $22.8 million and $24.9 million of distributions from Terra Property Trust, respectively, of which $15.8 million and $7.1 million were returns of capital, respectively.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2019	December 31, 2018
Carrying value of loans held for investment	$340,884,173	$388,243,974
Real estate owned, net	78,547,358	68,004,577
Other assets	81,243,328	35,306,172
Total assets	500,674,859	491,554,723
Mortgage loan payable, repurchase agreement payable and obligations under participation agreements	(192,679,205)	(190,687,574)
Accounts payable, accrued expenses and other liabilities	(43,355,713)	(23,555,081)
Lease intangible liabilities	(11,573,534)	(12,019,709)
Total liabilities	(247,608,452)	(226,262,364)
Stockholder’s equity	$253,066,407	$265,292,359

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$13,092,968	$12,788,205	$39,163,596	$35,751,197
Expenses	(9,945,334)	(7,300,400)	(32,246,572)	(17,921,479)
Net income	$3,147,634	$5,487,805	$6,917,024	$17,829,718

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

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$252,111,819	$252,111,819

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$263,092,585	$263,092,585

Changes in Level 3 investment for the nine months ended September 30, 2019 and 2018 were as follows:

	Equity Investment in Terra Property Trust
	Nine Months Ended September 30,
	2019	2018
Beginning balance	$263,092,585	$275,428,953
Return of capital	(15,834,232)	(7,066,860)
Net change in unrealized appreciation (depreciation) on investment	4,853,466	(355,600)
Ending balance	$252,111,819	$268,006,493
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$4,853,466	$(355,600)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2019 and 2018, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2019 and December 31, 2018 due to their short-term nature.

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

Notes to Consolidated Financial Statements (Unaudited)

by pertinent data and, in addition to a proprietary valuation model, are based on market data, third-party valuation data and discount rates or other methods the valuation committee deems to be appropriate.

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	September 30, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$252,111,819	Discounted cash flow (1)	Discount rate (1)	4.27%	14.95%	13.15%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$263,092,585	Discounted cash flow (1)	Discount rate (1)	5.02%	16.00%	14.19%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

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

Dividend Income

As discussed in Note 3, for the three months ended September 30, 2019 and 2018, the Company received approximately $7.6 million and $8.1 million of distributions from Terra Property Trust, respectively, of which $4.6 million and $2.6 million were returns of capital, respectively. For the nine months ended September 30, 2019 and 2018, the Company received approximately $22.8 million and $24.9 million of distributions from Terra Property Trust, respectively, of which $15.8 million and $7.1 million was a return of capital, respectively.

Terra International 3

On September 30, 2019, Terra Property Trust entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra International Fund 3 REIT, LLC (“Terra International Fund 3 REIT”), a wholly-owned subsidiary of Terra International 3.

Pursuant to this agreement, Terra International 3, through Terra International Fund 3 REIT, contributed cash in the amount of $3.6 million to Terra Property Trust in exchange for 212,691 shares of common stock, at a price of $17.02 per share. In addition, Terra International 3 agreed to contribute to Terra Property Trust future cash proceeds, if any, raised from time to time by it, and Terra Property Trust agreed to issue shares of common stock to International Fund 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Terra REIT Advisors also serves as adviser to the Terra International 3 and Terra International Fund 3 REIT. In addition, the general partner of Terra International 3 is Terra International Fund 3 GP, LLC, which is an affiliate of Terra Fund Advisors, our manager.

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

Note 6. Members’ Capital

As of September 30, 2019 and December 31, 2018, the Company had 6,638.0 units and 6,638.4 units outstanding, respectively, and the net asset value per unit was $37,959 and $39,630, respectively.

Capital Contributions

As of January 31, 2015, the offering period ended, and the Company stopped accepting capital contributions. In connection with the Merger, the Company offered existing members of the Terra Funds the opportunity to invest in the Company through purchase of additional units (the “Rights Offering”). The Rights Offering was completed on May 17, 2016.

Notes to Consolidated Financial Statements (Unaudited)

Capital Distributions

At the discretion of the Manager, the Company may make distributions from net cash flow from operations, net disposition proceeds, or other cash available for distribution. Distributions are made to holders of Continuing Income Units (regular units of limited liability company interest in the Company) in proportion to their unit holdings until they receive a return of their initial Deemed Capital Contribution, as defined in the operating agreement, plus a preferred return ranging from 8.5% to 9.0% depending on the historical preferred return applicable to their Terra Fund units, after which time distributions are made 15% to the Manager which the Company refers to as the carried interest distribution, and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the offering concurrent with the Merger is 8.5%.

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

For the three months ended September 30, 2019 and 2018, the Company made total distributions to non-manager members of $7.5 million and $7.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company made total distributions to non-manager members of $22.4 million and $22.5 million, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units were redeemed on the original expected liquidation dates of the funds. As of September 30, 2019 and December 31, 2018, there were no Termination Units outstanding. For the nine months ended September 30, 2019, the Company redeemed 0.4 Continuing Income Units for $0.01 million. For the nine months ended September 30, 2018, the Company redeemed 3.6 Continuing Income Units for $0.1 million and 50.4 Termination Units for $2.1 million.

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2019 and December 31, 2018, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering were offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,638.4	6,638.4	—	6,697.4	6,697.4
Early redemption of Continuing Income Units	—	(0.4)	(0.4)	—	(3.6)	(3.6)
Termination Units redeemed	—	—	—	—	(50.4)	(50.4)
Units outstanding, end of period	—	6,638.0	6,638.0	—	6,643.4	6,643.4

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2019 and 2018. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per unit operating performance:
Net asset value per unit, beginning of period	$39,630	$41,143
Increase in members’ capital from operations (1):
Net investment income	972	2,622
Net change in unrealized appreciation (depreciation) on investment	732	(53)
Total increase in members’ capital from operations	1,704	2,569
Distributions to member (2):
Capital distributions	(3,375)	(3,372)
Net decrease in members’ capital resulting from distributions	(3,375)	(3,372)
Capital share transactions:	—	—
Net asset value per unit, end of period	$37,959	$40,340

Ratios to average net assets:
Expenses	0.24%	0.17%
Net investment income	3.31%	8.61%

IRR, beginning of period	6.56%	6.26%
IRR, end of period	6.49%	6.70%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units and 6,670 units for the nine months ended September 30, 2019 and 2018, respectively.

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

FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•	our expected financial performance, operating results and our ability to make distributions to our members in the future;

•	the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•	the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;

•	volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;

•	changes in our investment objectives and business strategy;

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our loans;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC (“Terra Income Advisors”); Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra Secured Income Fund, LLC (“Terra Fund 1”); Terra Secured Income Fund 2, LLC (“Terra Fund 2”); Terra Secured Income Fund 3, LLC (“Terra Fund 3”); Terra Secured Income Fund 4, LLC (“Terra Fund 4”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC; Terra Property Trust, Inc. (“Terra Property Trust”), our wholly-owned subsidiary; Terra Property Trust 2, Inc., a subsidiary of Terra Secured Income Fund 7, LLC; Terra International Fund 3, L.P. (“Terra International 3”); Terra International Fund 3 REIT, LLC (“Terra International 3 REIT”), a subsidiary of Terra International 3; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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

Overview

We are a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets. We believe loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments and conduct substantially all of our real estate lending business through Terra Property Trust, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our objectives.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	11	13	24	15	24
Principal balance	$98,377,479	$241,518,248	$339,895,727	$97,688,326	$242,207,401
Amortized cost	99,417,649	241,466,524	340,884,173	98,315,641	242,568,532
Fair value	99,522,403	242,419,972	341,942,375	98,321,184	243,621,191
Weighted average coupon rate	12.12%	9.89%	10.53%	12.05%	9.92%
Weighted-average remaining term (years)	2.11	1.98	2.02	1.60	2.19

	December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	20	9	29	18	29
Principal balance	$163,486,937	$221,554,764	$385,041,701	113,458,723	$271,582,978
Amortized cost	164,989,811	223,254,163	388,243,974	114,298,591	273,945,383
Fair value	164,578,464	223,291,666	387,870,130	114,189,654	273,680,476
Weighted average coupon rate	12.54%	11.35%	11.86%	12.22%	11.70%
Weighted-average remaining term (years)	1.84	2.05	1.96	1.84	2.01
_______________

(1)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 2.02% and 2.50% as of September 30, 2019 and December 31, 2018.

(2)
As of September 30, 2019 and December 31, 2018, amounts included $73.2 million and $57.3 million, respectively, of senior mortgages used as collateral for $51.3 million and $34.2 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50%.

(3)	As of September 30, 2019 and December 31, 2018, ten and eight of these loans, respectively, are subject to a LIBOR floor.

In addition to its net loan portfolio, as of September 30, 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $67.0 million and $56.0 million as of September 30, 2019 and December 31, 2018, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.7 million and $45.0 million as of September 30, 2019 and December 31, 2018, respectively.

Portfolio Investment Activity

For the three months ended September 30, 2019 and 2018, Terra Property Trust invested $16.2 million and $4.8 million in new and add-on loans, respectively, and had $33.0 million and $20.6 million of repayments, respectively, resulting in net repayments of $16.8 million and net investments of $15.7 million, respectively. Amounts are net of obligations under participation agreements, mortgage loan payable, repurchase agreement payable and borrowings under the revolving credit facility.

For the nine months ended September 30, 2019 and 2018, Terra Property Trust invested $44.5 million and $66.6 million in new and add-on loans, respectively, and had $78.2 million and $65.5 million of repayments, respectively, resulting in net repayments of $33.7 million and net investments of $1.1 million, respectively. Amounts are net of obligations under participation agreements, mortgage loan payable, repurchase agreement payable and borrowings under the revolving credit facility. In addition, on January 9, 2019, Terra Property Trust acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the relief of the first mortgage and related fees and expenses.

Portfolio Information

The tables below set forth the types of loans in Terra Property Trust’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	September 30, 2019				December 31, 2018
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$105,176,382	$104,751,576	$105,700,847	43.4%	$95,141,290	$96,352,394	$96,391,095	35.2%
Preferred equity investments	104,969,220	105,374,774	105,397,836	43.3%	110,099,644	110,540,228	110,470,658	40.4%
Mezzanine loans	32,061,799	32,442,182	32,522,508	13.3%	66,342,044	67,052,761	66,818,723	24.4%
Total	$242,207,401	$242,568,532	$243,621,191	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	September 30, 2019				December 31, 2018
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$99,880,319	$99,452,712	$100,248,246	41.1%	$32,555,575	$32,628,200	$32,628,200	11.9%
Multifamily	56,835,660	57,065,075	57,255,842	23.5%	31,099,953	31,366,215	31,307,286	11.4%
Student housing	37,107,793	37,468,165	37,386,272	15.3%	40,450,320	40,857,137	40,716,877	14.9%
Infill land	29,644,375	29,756,375	29,730,641	12.3%	58,491,314	58,726,783	58,724,373	21.5%
Hotel	9,869,254	9,946,038	9,949,201	4.1%	69,756,765	70,832,816	70,873,011	25.9%
Industrial	7,000,000	7,000,000	7,164,239	2.9%	7,000,000	7,000,000	6,895,383	2.5%
Condominium	1,870,000	1,880,167	1,886,750	0.8%	32,229,051	32,534,232	32,535,346	11.9%
Total	$242,207,401	$242,568,532	$243,621,191	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	September 30, 2019				December 31, 2018
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$65,957,112	$65,708,984	$66,357,903	27.2%	$48,459,159	$48,756,874	$48,768,414	17.8%
New York	52,229,688	52,281,761	52,243,507	21.4%	81,504,101	81,860,466	81,866,377	29.9%
Georgia	50,384,382	50,335,327	50,625,059	20.8%	12,346,939	12,470,408	12,469,169	4.6%
North Carolina	28,251,663	28,387,620	28,396,611	11.7%	4,787,414	4,821,252	4,826,213	1.8%
Washington	13,525,556	13,615,861	13,679,631	5.6%	13,304,278	13,386,747	13,344,750	4.9%
Illinois	8,909,490	8,988,794	8,988,794	3.7%	11,139,020	11,228,212	11,228,212	4.1%
Massachusetts	7,000,000	7,000,000	7,164,239	2.9%	7,000,000	7,000,000	6,895,383	2.5%
Florida	3,925,000	3,964,250	3,963,823	1.6%	61,194,351	62,206,934	62,249,920	22.7%
Texas	2,450,000	2,471,553	2,473,878	1.1%	2,450,000	2,469,608	2,458,728	0.9%
Ohio	—	—	—	—%	5,452,125	5,495,781	5,495,781	2.0%
Colorado	—	—	—	—%	4,027,736	4,068,014	4,067,543	1.5%
Alabama	—	—	—	—%	3,700,000	3,763,796	3,736,506	1.4%
Pennsylvania	—	—	—	—%	14,325,000	14,325,000	14,325,000	5.2%
Other (1)	9,574,510	9,814,382	9,727,746	4.0%	1,892,855	2,092,291	1,948,480	0.7%
Total	$242,207,401	$242,568,532	$243,621,191	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%
_______________

(1)
Other includes $7.7 million of unused portion of a credit facility at September 30, 2019. Other also includes a $1.9 million loan with collateral located in South Carolina at September 30, 2019 and December 31, 2018.

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

Extension Risk

Extension risk is the risk that Terra Property Trust’s assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent Terra Property Trust has financed the acquisition of an asset, Terra Property Trust may have to finance its asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting its net interest spread, and thus its net interest income.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause Terra Property Trust to suffer losses.

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

Results of Operations
The following table presents the comparative results of our operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Investment income
Dividend income	$2,994,149	$5,487,805	$(2,493,656)	$6,917,024	$17,829,718	$(10,912,694)
Other operating income	82	137	(55)	474	1,140	(666)
Total investment income	2,994,231	5,487,942	(2,493,711)	6,917,498	17,830,858	(10,913,360)
Operating expenses
Professional fees	182,081	126,966	55,115	453,414	334,802	118,612
Other	686	2,891	(2,205)	9,645	10,832	(1,187)
Total operating expenses	182,767	129,857	52,910	463,059	345,634	117,425
Net investment (loss) income	2,811,464	5,358,085	(2,546,621)	6,454,439	17,485,224	(11,030,785)
Net change in unrealized appreciation (depreciation) on investment	1,655,207	(179,846)	1,835,053	4,853,466	(355,600)	5,209,066
Net increase in members’ capital resulting from operations	$4,466,671	$5,178,239	$(711,568)	$11,307,905	$17,129,624	$(5,821,719)

Dividend Income

Dividend income associated with our ownership of Terra Property Trust represents Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital.

For the three months ended September 30, 2019 and 2018, we received distributions of $7.6 million and $8.1 million, respectively, or $0.51 and $0.54 per share, respectively, from Terra Property Trust, of which $3.0 million and $5.5 million was recorded as dividend income, respectively, and $4.6 million and $2.6 million was recorded as return of capital, respectively. For the nine months ended September 30, 2019 and 2018, we received distributions of $22.8 million and $24.9 million, respectively, or $1.53 and $1.67 per share, respectively, from Terra Property Trust, of which $6.9 million and $17.8 million was recorded as dividend income, respectively, and $15.8 million and $7.1 million was recorded as return of capital, respectively.

For the three months ended September 30, 2019 as compared to the same period in 2018, Terra Property Trust’s net income decreased by $2.3 million, primarily due to a $1.5 million decrease in net interest income as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid, and a $0.5 million decrease in prepayment fee received.

For the nine months ended September 30, 2019 as compared to the same period in 2018, Terra Property Trust’s net income decreased by $10.9 million, primarily due to (i) a $3.7 million decrease in net interest income as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid; and (ii) $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of Terra Property Trust consummating an initial public offering which, in the second quarter of 2019, management decided to postpone indefinitely. Terra Property Trust’s net income also decreased as a result of a $2.2 million decrease in prepayment fee received and an $1.6 million impairment charge recorded for the nine months ended September 30, 2019 on a piece of land in order to reduce the carrying value of the land to its estimated fair value.

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$374,934,899	10.5%	$348,579,866	12.7%
Obligations under participation agreements	(96,876,184)	12.1%	(94,438,132)	12.7%
Mortgage loan payable	—	—%	(11,389,269)	7.3%
Repurchase agreement payable	(72,591,206)	4.5%	—	—%
Revolving credit facility	(347,826)	6.4%	—	—%
Net loans (3)	$205,119,683	11.8%	$242,752,465	12.9%
Senior loans
Gross loans	$143,834,648	7.6%	$78,020,652	11.6%
Obligations under participation agreements	(6,800,000)	12.0%	(21,953,061)	12.0%
Mortgage loan payable	—	—%	(11,389,269)	7.3%
Repurchase agreement payable	(72,591,206)	4.5%	—	—%
Net loans (3)	$64,443,442	10.7%	$44,678,322	12.5%
Subordinated loans (4)
Gross loans	$231,100,251	12.3%	$270,559,214	13.0%
Obligations under participation agreements	(90,076,184)	12.1%	(72,485,071)	12.9%
Revolving credit facility	(347,826)	6.4%	—	—%
Net loans (3)	$140,676,241	12.4%	$198,074,143	13.1%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$370,659,620	10.8%	$349,249,585	12.6%
Obligations under participation agreements	(96,571,005)	12.2%	(81,621,459)	12.7%
Mortgage loan payable	—	—%	(26,313,017)	7.1%
Repurchase agreement payable	(66,824,004)	4.7%	—	—%
Revolving credit facility	(117,216)	6.4%	—	—%
Net loans (3)	$207,147,395	12.1%	$241,315,109	13.1%
Senior loans
Gross loans	$132,815,080	7.9%	$104,708,261	11.4%
Obligations under participation agreements	(8,391,500)	12.0%	(22,475,039)	12.0%
Mortgage loan payable	—	—%	(26,313,017)	7.1%
Repurchase agreement payable	(66,824,004)	4.5%	—	—%
Net loans (3)	$57,599,576	11.3%	$55,920,205	13.3%
Subordinated loans (4)
Gross loans	$237,844,540	12.4%	$244,541,324	13.1%
Obligations under participation agreements	(88,179,505)	12.2%	(59,146,420)	13.0%
Revolving credit facility	(117,216)	6.4%	—	—%
Net loans (3)	$149,547,819	12.5%	$185,394,904	13.1%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

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

2019 — For the three and nine months ended September 30, 2019, we recorded an increase in unrealized appreciation on investments of $1.7 million and $4.9 million, respectively, as the fair value of the Company’s investment in Terra Property Trust went up as a result of higher fair values of the underlying loans and assets.

2018 — For the three and nine months ended September 30, 2018, we recorded a decrease in the unrealized appreciation on investment of $0.2 million and $0.4 million, respectively, as the fair value of the Company’s investment in Terra Property Trust decline at slightly less than the cost primarily due to higher discount rates applied to certain of the underlying loans during the periods.

Net Increase in Members’ Capital Resulting from Operations

For each of the three and nine months ended September 30, 2019 as compared to the same periods in 2018, the resulting net increase in members’ capital results from operations decreased by $0.7 million and $5.8 million, respectively.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Terra Property Trust’s obligations under participation agreements totaling $22.1 million will mature in the next twelve months. Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $83.7 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. In addition, Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

On December 12, 2018, Terra Property Trust entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which Terra Property Trust expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%, and have a maturity date of December 12, 2020. As of September 30, 2019, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.5%, calculated using the 30-day LIBOR of 2.02% as of September 30, 2019. As of September 30, 2019, the amount remaining available under the repurchase agreement was $98.7 million.

On June 20, 2019, Terra Property Trust entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which Terra Property Trust expects to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the Revolving Credit Facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on June 20, 2020. As of September 30, 2019, the amount remaining available under the credit facility was $35.0 million.

Cash Flows Provided by Operating Activities

2019 — For the nine months ended September 30, 2019, cash flows provided by operating activities were $22.4 million, primarily due to $22.8 million of dividends received from Terra Property Trust, of which $15.8 million was recorded as a return of capital.

2018 — For the nine months ended September 30, 2018, cash flows provided by operating activities were $24.6 million, primarily due to $24.9 million of dividends received from Terra Property Trust, of which $7.1 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2019 — For the nine months ended September 30, 2019, cash flows used in financing activities were $22.4 million primarily related to distributions paid to members.

2018 — For the nine months ended September 30, 2018, cash flows used in financing activities was $24.7 million, consisting of distributions paid to members of $22.5 million, and $2.2 million used to redeem 50.4 Termination Units and 3.6 continuing income units.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2019 and 2018, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the three and nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

The following table provides a summary of Terra Property Trust’s contractual obligations at September 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$97,688,326	$22,125,000	$74,447,325	$1,116,001	$—
Mortgage loan payable — principal (2)	44,745,024	44,745,024	—	—	—
Repurchase agreement payable — principal (3)	51,290,313	—	51,290,313	—	—
Interest on borrowings (4)	25,771,145	15,574,742	9,998,654	197,749	—
Unfunded lending commitments (5)	124,852,668	83,734,108	41,118,560	—	—
Ground lease commitment (6)	84,668,813	1,159,125	2,529,000	2,529,000	78,451,688
	$429,016,289	$167,337,999	$179,383,852	$3,842,750	$78,451,688
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

(2)
Terra Property Trust has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $73,036.

(3)	Terra Property Trust may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $1.7 million.

(4)
Interest was calculated using the applicable annual variable interest rate and balance outstanding at September 30, 2019. Amount represents interest expense through maturity plus exit fee as application.

(5)
Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of September 30, 2019, Terra Property Trust had eight of such loans with total funding commitments of $271.4 million, of which $146.5 million had been funded.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Origination fee expense (1)	$270,036	$271,964	$1,070,588	$983,075
Asset management fee	942,548	762,470	2,779,888	2,285,610
Asset servicing fee	220,881	184,655	652,122	529,403
Operating expenses reimbursed to Manager	1,308,453	1,016,040	3,636,971	2,663,562
Disposition and extension fee (2)	721,612	348,211	1,358,636	1,103,993
Total	$3,463,530	$2,583,340	$9,498,205	$7,565,643
_______________

(1)	Origination fee expense is generally offset with origination fee income. Any excess is deferred and amortized to interest income over the term of the investment.

(2)	Disposition and extension fee are generally offset with exit and extension fee income and included in interest income on the consolidated statements of operations.

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
As of September 30, 2019, Terra Property Trust had 13 investments with an aggregate principal balance of $183.4 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.5 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $1.3 million. Additionally, Terra Property Trust had $44.7 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $51.3 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.35% with a LIBOR floor ranging from no floor to 2.49% and collateralized by $73.2 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s total annual interest expense by approximately $0.2 million and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.8 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the nine months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

10.1*
Amended and Restated Contribution and Repurchase Agreement, dated, November 13, 2019, by and among Terra Property Trust, Inc., Terra International Fund 3, L.P. and Terra International Fund 3 REIT, LLC.

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

Date: November 13, 2019

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