Form 10-K
period 2019-12-31
Terra Secured Income Fund 5, LLC
filed 2020-03-02
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
None
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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 28, 2020, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K, the terms: “we,” “us,” “our,” “our Fund” and the “Company” refer to Terra Secured Income Fund 5, LLC, a Delaware limited liability company, together with its subsidiaries, including Terra Property Trust, Inc., our majority-owned subsidiary through which we conduct substantially all of our business and which we refer to as our “REIT subsidiary.” Additionally, the following defined terms are used in this annual report on Form 10-K.

•	“Continuing Income Units” refer to the regular membership units of limited liability company interest in our Fund;

•	“Termination Units” refer to the membership interest in our Fund that were issued to members of Terra Funds 1 through 4 who chose to enter the liquidation phase of their investments;

•	“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners, LLC;

•	“Terra Capital Markets” refers to Terra Capital Markets, LLC, an affiliate of Terra Capital Partners, LLC;

•	“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•
“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra Fund 4” refers to Terra Secured Income Fund 4, LLC; “Fund 5 International” refers to Terra Secured Income Fund 5 International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra International” refers to Terra Income Fund International; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra International Fund 3” refers to Terra International Fund 3, L.P.; “Terra International Fund 3 REIT” refers to Terra International Fund 3 REIT, LLC, a subsidiary of Terra International Fund 3; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., a subsidiary of Terra Fund 7;

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

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this annual report on Form 10-K may include, but are not limited to, statements as to:

•	our expected financial performance, operating results and our ability to make distributions to our members in the future;

•	the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•	the acquisition of our targeted assets, including the timing of acquisitions;

ii

•	volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the result of market events or otherwise;

•	changes in our objectives and business strategy;

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our investments;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; the REIT Manager; Terra Capital Partners; Terra Fund 1; Terra Fund 2; Terra Fund 3; Terra Fund 4; Fund 5 International; Terra International; Terra Fund 7; our REIT subsidiary; Terra Property Trust 2; Terra International Fund 3; Terra International Fund 3 REIT; Terra Income Advisors 2; or any of their affiliates;

•	our dependence on our Manager or its affiliates and the availability of its senior management teams and other personnel;

•
liquidity transactions that may be available to us in the future, including an initial public offering and listing of the shares of common stock of our REIT subsidiary on a national securities exchange, a liquidation of our assets or a sale of our company, and the timing of any such transactions;

•
actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•
limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion or exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and our REIT subsidiary to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

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

iii

PART I
Item 1. Business.

Overview

We are a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments and conduct substantially all of our real estate lending business through our REIT subsidiary, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our objectives.

As of December 31, 2019, through our REIT subsidiary, we held a net investment portfolio (gross investments less obligations under participation agreements) comprised of 23 investments in 10 states with an aggregate net principal balance of $274.8 million, a weighted average coupon rate of 8.9%, a weighted average loan-to-value ratio of 73.5% and a weighted average remaining term to maturity of 2.3 years.

Each of the loans was originated by Terra Capital Partners or its affiliates. The portfolio is diversified geographically with underlying properties located in 23 markets across 10 states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing commercial offices, medical offices and mixed use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. The loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

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

We believe there are compelling opportunities available to us in the commercial real estate lending market as a result of high demand for property financing, constraints on the availability of credit from banks and other traditional commercial mortgage lenders due to the regulatory environment, and a generally conservative real estate credit culture that evolved in response to the 2008 financial crisis. Demand for property acquisition and development financing continues to be fueled by healthy economic conditions, population growth and the adaptive re-use of properties to accommodate new technologies and lifestyles. In addition, there continues to be a large volume of commercial real estate loans that mature each year that require refinancing proceeds. The confluence of these conditions — reduced lending by traditional lenders and strong demand for commercial real estate financing — has created opportunities for experienced alternative lenders such as us, particularly those with a focus on providing commercial real estate loans to creditworthy borrowers.

We believe that we are well positioned to capitalize on these opportunities through our relationship with our Manager and Terra Capital Partners. Our management team maintains extensive relationships within the real estate industry, including with real estate developers, institutional real estate sponsors and investors, real estate funds, investment and commercial banks, private equity funds, asset originators and broker-dealers, as well as the capital and financing markets generally. We leverage the many years of experience and well-established contacts of our management team and use these relationships for the benefit of our members.

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

The REIT Manager is a subsidiary, and our Manager is an affiliate of, Terra Capital Partners, a real estate credit focused investment manager based in New York City with a 16-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2019 have been secured by approximately 12.0 million square feet of office properties, 3.5 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,855 hotel rooms and 26,082 apartment units. The value of the properties underlying this capital was approximately $7.9 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

An affiliate (“Axar”) of Axar Capital Management L.P. (“Axar Capital Management”) owns 100% of the voting interest and, together with certain members of the senior management of Terra Capital Partners, 100% of the economic interest in Terra Capital Partners. Axar Capital Management is an investment manager registered under the Advisers Act with over $850 million in assets under management as of December 31, 2019, headquartered in New York City and founded by Andrew M. Axelrod. Axar Capital Management focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar Capital Management’s senior real estate team, which joined Terra Capital Partners in February 2018, has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP. Axar Capital Management has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.

Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management and its Head of Real Estate. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management and Fortress Investment Group.

Objective and Strategy

Our primary investment objectives are to:

•	preserve our members’ capital contributions;

•	realize income from our investment; and

•	make monthly distributions to our members from cash generated by our investment.

We focus on providing commercial real estate loans to creditworthy borrowers and seek to generate an attractive and consistent low volatility cash income stream. Our focus on originating debt and debt-like instruments emphasizes the payment of current returns to investors and the preservation of invested capital.

The management teams of our Manager and the REIT Manager have extensive experience in originating, managing and disposing of real estate-related loans. The REIT Manager seeks to:

•	focus on middle market loans of approximately $10 million to $50 million;

•	focus on the origination of new loans, not on the acquisition of loans originated by other lenders;

•	invest primarily in floating rate rather than fixed rate loans, but the REIT Manager reserves the right to make debt investments that bear interest at a fixed rate;

•	originate loans expected to be repaid within one to five years;

•	maximize current income;

•	lend to creditworthy borrowers;

•	construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•	source off-market transactions; and

•	hold loans until maturity unless, in the REIT Manager’s judgment, market conditions warrant earlier disposition.

Our Financing Strategy

We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions, as described under “— Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which consists of borrowings under first mortgage financings, a revolving credit facility and repurchase agreements. We may in the future also deploy leverage through other credit facilities and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

In December 2018, our REIT subsidiary entered into a master repurchase agreement with Goldman Sachs Bank USA (the “master repurchase agreement”) that provides for advances of up to $150 million in the aggregate, which our REIT subsidiary expects to use to finance certain secured performing commercial real estate loans, primarily senior mortgage loans. In June 2019, our REIT subsidiary entered into a credit facility with Israel Discount Bank that provides for revolving credit loans of up to $35.0 million in the aggregate, which our REIT subsidiary expects to use for short term financing needed to bridge the timing of anticipated loan repayments and funding obligations.

As of December 31, 2019, our REIT subsidiary had outstanding indebtedness, consisting of borrowings under a mortgage loan of $44.6 million and borrowings under the master repurchase agreement of $81.1 million. As of December 31, 2019, the amount remaining available under the master repurchase agreement was $68.9 million and the amount remaining available under the credit facility was $35.0 million.

Additionally, as of December 31, 2019, our REIT subsidiary had obligations under participation agreements with an aggregate outstanding principal amount of $102.6 million. However, our REIT subsidiary does not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With its larger size and enhanced access to capital and capital flexibility, our REIT subsidiary expects to deemphasize its use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K.

Targeted Assets

Real Estate-Related Loans

Through our REIT subsidiary, we originate, structure, fund and manage commercial real estate loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the United States. We may also, to the extent consistent with our REIT subsidiary’s qualification as a REIT, acquire equity participations in the underlying collateral of some of such loans. Our REIT subsidiary originates, structures and underwrites most if not all of our loans. Our REIT subsidiary, in reliance on the REIT Manager, uses what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of financings so that we can optimize pricing and structuring. By originating, not purchasing, loans, our REIT subsidiary is able to structure and underwrite financings that satisfy our standards, utilize our proprietary documentation and establish a direct relationship with our borrower. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the United States. We continue to see attractive lending opportunities, and we expect market conditions to remain favorable for our strategy for the foreseeable future.

Mezzanine Loans.  These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with our REIT subsidiary’s qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2019, our REIT subsidiary owned seven mezzanine loans with a total net principal amount of $29.6 million, which constituted 10.8% of its net investment portfolio.

Preferred Equity Investments.  These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2019, our REIT subsidiary owned seven preferred equity investments with a total net principal amount of $84.2 million, which constituted 30.6% of its net investment portfolio.

First Mortgage Loans.  These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. Our Manager originates current-pay first mortgage loans backed by high-quality properties in the United States. that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 70%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third party financing for a portion of the loan or optimize returns which may include retained origination fees.

First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2019, our REIT subsidiary owned nine first mortgage loans with a total net principal amount of $161.0 million, which constituted 58.6% of its portfolio. As of December 31, 2019, our REIT subsidiary used $114.8 million of senior mortgage loans as collateral for $81.1 million of borrowings under its master repurchase agreement.

Subordinated Mortgage Loans (B-notes).  B-notes include structurally subordinated mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. B-notes may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. We may create B-notes by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy these loans directly from third-party originators. As a result of the current credit market disruption related to the most recent recession and the decrease in capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy these types of loans from third-parties on favorable terms will continue to be attractive.

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2019, our REIT subsidiary did not own any B-notes.

Equity Participations.  In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2019, our REIT subsidiary did not own any equity participations.

Other Real Estate-Related Investments.  We may, through our REIT subsidiary, invest in other real estate-related investments, which may include commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2019, our REIT subsidiary did not own any other real estate-related investments.

Operating Real Estate
From time to time, our REIT subsidiary might acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, our REIT subsidiary acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, our REIT subsidiary acquired a 4.9 acre development parcel through deed in lieu of foreclosure. As of December 31, 2019, the office building and the development parcel had a carrying value of $66.2 million, and the mortgage loan payable encumbering the office building had a principal amount of $44.6 million.
Investment Guidelines

Our REIT subsidiary’s board of directors adopts investment guidelines from time to time relating to the criteria to be used by the Manager or its affiliates’ senior management team to evaluate specific investments as well as its overall portfolio composition. Our REIT subsidiary’s board of directors will review its compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of its quarterly results by its board of directors.

Our REIT subsidiary’s board of directors adopted the following investment guidelines:

•	no origination or acquisition shall be made that would cause our REIT subsidiary to fail to qualify as a REIT;

•	no origination or acquisition shall be made that would cause our REIT subsidiary or any of its subsidiaries to be required to register as an investment company under the 1940 Act; and

•
until appropriate investments can be identified, our REIT subsidiary may invest the proceeds of its equity or debt offerings in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with its intention to qualify as a REIT.

These investment guidelines may be changed from time to time by a majority of our REIT subsidiary’s board of directors without the approval of its stockholders.

Disposition Policies

The period our REIT subsidiary holds its investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. Our Manager or its affiliates have developed a well-defined exit strategy for each investment our REIT subsidiary makes. Our Manager or its affiliates continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return to our REIT subsidiary’s stockholders. Economic and market conditions may influence our REIT subsidiary to hold investments for different periods of time. Our REIT subsidiary may sell an asset before the end of the expected holding period if it believes that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. Our REIT subsidiary intends to make any such dispositions in a manner consistent with its qualification as a REIT and its desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

Our REIT subsidiary elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2016. We believe that our REIT subsidiary has been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its manner of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, our REIT subsidiary must meet on a continuing basis, through its organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of shares of its stock. If our REIT subsidiary fails to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it failed to qualify as a REIT. Even if our REIT subsidiary qualifies for taxation as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property. In addition, subject to maintaining our REIT subsidiary’s qualification as a REIT, a portion of its business may be conducted through, and a portion of its income may be earned with respect to, its taxable REIT subsidiaries (“TRSs”), should it decides to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by our REIT subsidiary generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by our REIT subsidiary from its TRSs, should it form a TRS in the future.

1940 Act Exclusion

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

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and unitholder approval of any golden parachute payments not previously approved. A number of these exemptions are not relevant to us, and in any event we do not currently intend to take advantage of any of these exemptions.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five year anniversary of an initial public offering of our units occurs.

Term and Liquidity

Our amended and restated operating agreement provides that our existence will continue until December 31, 2023, unless sooner terminated. However, we expect that prior to such date we will consummate a liquidity transaction, which may include an orderly liquidation of our assets or an alternative liquidity event such as a sale of our company or an initial public offering and listing of our REIT subsidiary’s shares of common stock on a national securities exchange. Our Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of our members.

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

In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help us assess origination and acquisition risks and determine appropriate pricing for potential assets. The more conservative underwriting standards used by many large commercial banks and traditional providers of commercial real estate capital following the 2008 downturn has, and we believe, will continue to constrain the lending capacity of these institutions. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors — New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns” in this annual report on Form 10-K.

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

increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, including events such as the United Kingdom’s decision to exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect the value of our assets, our results of operations, cash flow and returns to our investors.

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

From time to time, before appropriate real estate-related investments can be identified, our Manager or its affiliates may choose to have us invest in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with our REIT subsidiary’s intention to maintain its qualification as a REIT. These short-term, non-real estate-related investments, if any, are expected to provide a lower net return than we will seek to achieve from investments in real estate-related loans and other commercial real estate assets. Furthermore, when our Manager or its affiliates does identify suitable real estate-related loans and other commercial real estate assets that are the types of assets which we target, you will be unable to influence the decision of our Manager or its affiliates ultimately to invest in, or refrain from investing in, such assets.

Our Manager’s or its affiliates’ due diligence of potential real estate-related loans and other commercial real estate assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in our assets, which could lead to investment losses.

Before originating or acquiring a financing, our Manager or its affiliates calculates the level of risk associated with the real estate-related loans and other commercial real estate assets to be originated or acquired based on several factors which include the following: top-down reviews of both the current macroeconomic environment generally and the real estate and commercial real estate loan market specifically; detailed evaluation of the real estate industry and its sectors; bottom-up reviews of each individual investment’s attributes and risk/reward profile relative to the macroeconomic environment; and quantitative cash flow analysis and impact of the potential investment on our portfolio. In making the assessment and otherwise conducting customary due diligence, we employ standard documentation requirements and require appraisals prepared by local independent third-party appraisers selected by us. Additionally, we seek to have borrowers or sellers provide representations and warranties on loans we originate or acquire, and if we are unable to obtain representations and warranties, we factor the increased risk into the price we pay for such loans. Despite our review process, there can be no assurance that our due diligence process will uncover all relevant facts or that any investment will be successful.

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

Further, from time to time and in the ordinary course of business, our Manager or its affiliates may make exceptions to our predetermined loan underwriting guidelines. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

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

Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, CMBS, and other real-estate debt or equity assets and the availability and yield on our targeted assets.

We invest in real estate-related loans and other commercial real estate assets, which are subject to changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of our targeted assets available to us, which could adversely affect our ability to originate and acquire assets that satisfy our objectives. Rising interest rates may also cause our targeted assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to originate or acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our objectives and to generate income and make distributions may be materially and adversely affected. Conversely, if interest rates decrease, we will be adversely affected to the extent that real estate-related loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

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

Uncertainty regarding LIBOR may adversely impact our assets and borrowings.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 (the “LIBOR Transition Date”). It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

Our REIT subsidiary’s master repurchase agreement and its credit facility, as well as certain of its floating rate loan assets, are, and other future financings may be, linked to this benchmark rate. Before the LIBOR Transition Date, our REIT subsidiary may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our REIT subsidiary’s assets and its financing arrangements may result in interest rate mismatches between its assets and the borrowings used to fund such assets.

Potential changes, or uncertainty related to such potential changes, may also adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our REIT subsidiary’s portfolio, or the cost of its borrowings. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our units.

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

New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to execute our investment strategy on terms favorable to us. In originating and acquiring our targeted assets, we may compete with other REITs, numerous regional and community banks, specialty finance companies, savings and loan associations, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of assets suitable for investment by us, which may cause the price for such assets to rise, which may limit our ability to generate desired returns. Additionally, origination of our target loans by our competitors may increase the availability of such loans which may result in a reduction of interest rates on these loans. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of real estate-related loans and establish more relationships than us.

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

Foreclosure can be an expensive and lengthy process, and foreclosing on certain properties where we directly hold the mortgage loan and the borrower’s default under the mortgage loan is continuing could result in actions that could be costly to our operations, in addition to having a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

Our REIT subsidiary’s loans are concentrated in California, Georgia, New York, North Carolina and Washington representing approximately 37.4%, 22.5%, 19.3%, 10.3% and 4.9% of its net loan portfolio as of December 31, 2019, respectively. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

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

Some of our loan and CMBS assets may be rated by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. Any credit ratings on our loans and CMBS assets are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Rating agencies may assign a lower than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans and CMBS assets in the future. In addition, we may originate or acquire assets with no rating or with below investment grade ratings. If the rating agencies take adverse action with respect to the rating of our loans and CMBS assets or if our unrated assets are illiquid, the value of these loans and CMBS assets could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Our ability to originate and acquire real estate-related loans and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. For example, we rely on our proprietary database to track and maintain all loan performance and servicing activity data for loans in our portfolio. This data is used to manage the portfolio, track loan performance, and develop and execute asset disposition strategies. In addition, this data is used to evaluate and price new investment opportunities. If we lost access to our loan servicing activity data or other important business information due to a network or utility failure, our ability to effectively manage our business could be impaired.

Some of these systems are located at our facility and some are maintained by third party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period of time, there could be a material and adverse impact on our business, results of operations and financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, President Donald J. Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In May 2018, the Congress passed, and President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modifies certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA will relax or eliminate so-called “enhanced regulation” of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxes (or eliminates) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain.

In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues.

Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. Failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our unitholders.

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

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make an investment in our units less attractive to investors. In particular, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five year anniversary of an initial public offering of our units occurs. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.”

In addition, we are also a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act. In the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

(1)	had a public float of less than $250 million; or

(2)
had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports.

To the extent we take advantage of some or all of the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, an investment in our units may be less attractive to investors.

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

Neither we nor our REIT subsidiary are registered as an investment company under the 1940 Act. If we or our REIT subsidiary were obligated to register as an investment company, we or our REIT subsidiary would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•	limitations on our capital structure and the use of leverage;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, and other rules and regulations that would significantly change our and our REIT subsidiary’s operations.

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

We have no employees and do not intend to have employees in the future. We rely entirely on the management team and employees of our Manger and its affiliates for our day-to-day operations, and our Manager and its affiliates have significant discretion as to the implementation of our operating policies and strategies. Our success depends substantially on the efforts and abilities of the directors and officers of our Manager and its affiliates, including Messrs. Uppal, Pinkus and Cooperman and our REIT Manager’s debt finance professionals. If our Manager or its affiliates were to lose the benefit of the experience, efforts and abilities of any of these individuals at the expiration of their employment agreement or otherwise, our operating results could suffer.

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

Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Fund 5 International, Terra Fund 6, Terra International, Terra International Fund 3 and Terra Fund 7. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. Should our Manager or its affiliates, or the members of our Manager’s or its affiliates’ management teams, devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

We face certain conflicts of interest with respect to our operations and our relationship with our Manager and our REIT subsidiary’s relationship with the REIT Manager.

We are subject to conflicts of interest arising out of our and our REIT subsidiary’s respective relationships with our Manager, the REIT Manager and their affiliates. We may enter into additional transactions with our Manager, its affiliates, or entities managed by our Manager or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures or co-investments with other affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other affiliates or engage in other transactions with entities managed by our Manager or its affiliates. Future joint venture investments could be adversely affected by our lack of sole decision-making authority, or reliance on our Manager’s and its affiliates’ financial condition and liquidity, and disputes between us and our Manager or its affiliates. Certain of those transactions will be subject to certain regulatory restrictions as a result of the 1940 Act or the conditions of an order granting exemptive relief to our affiliate, Terra Fund 6. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

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

Our Manager and its affiliates serve as manager of certain other funds and investment vehicles, all of which have investment objectives that overlap with ours. In addition, future programs may be sponsored by our Manager and its affiliates and Terra Capital Markets may serve as the dealer manager for these future programs. As a result, our Manager, Terra Capital Markets and their affiliates may face conflicts of interest arising from potential competition with other programs for investors and investment opportunities. There may be periods during which one or more programs managed by our Manager or its affiliates and distributed by Terra Capital Markets or its affiliates will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

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

Our Manager and its affiliates may face conflicts of interests if we enter into transactions with an affiliate. In these circumstances, the persons who serve as the management team of our Manager or its affiliates may have a fiduciary responsibility to both us and the affiliate. Transactions between us and our Manager’s affiliates, including entities managed by our Manager or its affiliates, will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. This conflict of interest may cause our Manager or its affiliates to sacrifice our best interests in favor of its affiliate or the entity it or its affiliates manage, thereby causing us to enter into a transaction that is not in our best interest and that may negatively impact our performance.

Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code, which may hinder their ability to achieve our objectives or result in loss of our REIT subsidiary’s qualification as a REIT.

Prior to the completion of the REIT formation transactions, our Manager and its affiliates had no experience operating a REIT or complying with regulatory requirements, including the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have limited experience operating a business in compliance with the numerous technical restrictions and limitations set forth in the Internal Revenue Code or the 1940 Act applicable to REITs. We cannot assure you that our Manager, its affiliates or our management team will perform on our behalf as they have in their previous endeavors. The inexperience of our Manager and its affiliates described above may hinder its ability to achieve our objectives or result in loss of our REIT subsidiary’s qualification as a REIT, or payment of taxes and penalties. As a result, we cannot assure you that we have been able to or will continue to be able to successfully operate as a REIT, execute our business strategies or comply with regulatory requirements applicable to REITs.

Risks Related to Financing and Hedging

Our REIT subsidiary’s board of directors may change our REIT subsidiary’s leverage policy, and/or investment strategy and guidelines, asset allocation and financing strategy, without the consent of its common stockholders.

We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under our REIT subsidiary’s borrowings, including under its master repurchase agreement and revolving credit facility, we may significantly increase the amount of leverage we utilize at any time without approval of our unitholders or our REIT subsidiary’s stockholders. Depending on market conditions, additional borrowings may include credit facilities, additional repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to our unitholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations. To the extent we use repurchase agreements to finance the purchase of assets, a decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. Any reduction in distributions to our unitholders may cause the value of our units to decline.

Our Manager is authorized to follow broad investment guidelines that have been approved by our REIT subsidiary’s board of directors. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our unitholders or our REIT subsidiary’s stockholders. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could materially and adversely affect us.

We may pursue and not be able to successfully complete securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

We may use additional credit facilities, repurchase agreements, first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDO”s), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

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

The remedies available to a purchaser of loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance (“UPB”). Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

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

We currently have outstanding indebtedness and expect to use additional borrowings, such as first mortgage financings, credit facilities, repurchase agreements and other financings, as part of our operating strategy. Our use of financings exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

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

In connection with the Axar Transaction described in “Item 13. Certain Relationships and Related Transactions, and Director Independence — Axar Transaction”, our company, the REIT Manager and our REIT subsidiary entered into a voting agreement in respect of the shares of common stock of our REIT subsidiary owned by our company (the “Voting Agreement”), which was intended, in part, to provide for continuity on the board of directors of our REIT subsidiary. For additional details related to the Voting Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Voting Agreement”. The nomination and voting terms contained in the Voting Agreement give the holders of such rights the ability to exercise substantial influence over our REIT subsidiary and may otherwise limit the ability of the board of directors of the REIT subsidiary to appoint certain members to its board of directors which could adversely impact the composition of the board. In any of these matters, the interests of our company and our unitholders may differ from or conflict with the interests of our REIT subsidiary, the REIT Manager and its affiliates.

Units issued by us that you hold are not freely transferrable; thus investors may not be able to liquidate their investment.

The issuance of our units in the REIT formation transactions and the concurrent private placement were not registered under the Securities Act or the securities laws of any state. Our units were offered in reliance upon an exclusion or exemption from the registration provisions of the Securities Act and state securities laws applicable only to offers and sales to investors meeting the suitability requirements set forth herein.

Each member has been required to represent that, unless waived by our Manager, he or she (i) is an “accredited investor” within the meaning of Rule 501(a) of the Securities Act at the time of acquisition of the units, (ii) acquired the units for investment and not with a view to distribution or resale, and (iii) understood that our units have not been registered under the Securities Act or any state “blue sky” or securities laws, are not freely transferable, and that such member must bear the economic risk of investment in the units for an indefinite period, and the units cannot be sold unless they are subsequently registered or an exclusion or exemption from such registration is available and such member complies with the other applicable provisions of our amended and restated operating agreement. There is no public market for the units and members cannot expect to be able to liquidate their units in the case of an emergency. Further, the sale of the units may have adverse federal income tax consequences. Our members may not sell, assign or transfer all or a portion of their units without the prior written consent of our Manager, which consent may be withheld in our Manager’s sole and absolute discretion.

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

If we complete an alternative liquidity transaction by pursuing an initial public offering or listing of our REIT subsidiary’s common stock in the future, you will be subject to additional risks.

Examples of the alternative liquidity transactions that may be available to us include a sale of our REIT subsidiary or an initial public offering and listing of our REIT subsidiary’s shares on a national securities exchange. If we complete an alternative liquidity transaction that involves our REIT subsidiary becoming a publicly traded company through an initial public offering or listing of our REIT subsidiary’s shares on an exchange, you will subject to the following additional risks:

Trading Value of our REIT Subsidiary’s Shares: If an alternative liquidity transaction involves our REIT subsidiary becoming a publicly traded company through an initial public offering or listing of our REIT subsidiary’s shares on a national securities exchange, our REIT subsidiary’s shares will be publicly traded and investors will be able to assess the value of their shares by reference to their public trading prices.

Distributions: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an initial public offering listing of our REIT subsidiary on an exchange we do not expect that the distributions investors receive following any such liquidity event would be adversely impacted. Following any such transaction, our REIT subsidiary would be expected to pay regular monthly distributions to its stockholders and would continue to be required to distribute 90% of its taxable income (excluding net capital gains) to its investors each year in order to maintain its qualification as a REIT.

Manager Compensation: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an initial public offering or listing of our REIT subsidiary, it is expected that our REIT subsidiary will enter into a new management agreement with our Manager or an affiliate of our Manager. The base management fees, incentive distributions or other amounts that would be payable to our Manager in the case of any such transaction are expected to be market-based fees determined in the case of any initial public offering by discussions between our Manager and the underwriters involved in the initial public offering. Any such fees are expected to be paid in lieu of the fees currently payable to our Manager by us or our REIT subsidiary. In addition, if in connection with any such alternative liquidity event or other transaction, we distribute shares of our REIT subsidiary to our members, our Manager may be entitled to receive a portion of such distributed shares based on its incentive distribution interest in our Fund, with shares of our REIT subsidiary being valued at the date of distribution at their book value (if distributed prior to an liquidity event), at the initial public offering price in the case of an initial public offering (if distributed within 60 days after such initial public offering) or at the trading value for such shares over the 10-trading period prior to such distribution (if distributed at any time after the expiration of such 60-day period).

Transfer Restrictions: If an alternative liquidity event involves our REIT subsidiary becoming a publicly traded company through an initial public offering or listing of our REIT subsidiary on a national securities exchange, it is expected that, after the expiration of any lock-up period, our members will become the direct owners of shares of our REIT subsidiary by way of a distribution of shares of our REIT subsidiary to our members as described above. Our REIT subsidiary’s shares distributed to members will constitute restricted securities under the Securities Act and will be subject to restrictions on transfer under applicable U.S. securities laws.

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

We are subject to these reporting and other requirements even though we have not yet completed an initial public offering or listed our units. Compliance with the Exchange Act will increase our operating expenses, which may reduce our ability to make distributions and the value of our units.

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

If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT subsidiary’s or its subsidiaries’ qualification or our exclusion from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

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

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our members may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our units. On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), and permitting immediate expensing of capital expenditures. The effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. In addition, final Treasury regulations implementing certain of these new rules have not yet been issued, and additional changes and corrections may still be forthcoming. While we do not currently expect this reform to have a significant impact to us, our members, and prospective investors are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our units.

Income taxes of members may exceed cash distributions.

Even if we have income or gains for U.S. federal income tax purposes, we will not be required to make distributions (or may lack sufficient cash available for distributions) to enable our members to pay their U.S. federal, state and local taxes as a result of such income or gain allocations. For example, in order to qualify as a REIT, our REIT subsidiary must distribute at least 90% of its net income (excluding net capital gain) to its shareholders on an annual basis. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur for our REIT subsidiary, resulting in “phantom income,” which could impact our REIT subsidiary’s ability to satisfy its annual distribution requirements. For example, our REIT subsidiary generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on its financial statements. The application of this rule may require our REIT subsidiary to accrue certain items of income with respect to its debt instruments earlier than would be the case under the otherwise applicable tax rules; however, on September 5, 2019, the Treasury Department and Internal Revenue Service released proposed Treasury regulations, which may be relied upon by taxpayers, which exclude original issue discount and market discount income from the requirement that taxpayers must take into account such income no later than the time such amounts are reflected on the taxpayer’s applicable financial statements. This rule could in certain circumstances increase our REIT subsidiary’s “phantom income,” which may require our REIT subsidiary to borrow funds or take other action to satisfy its REIT distribution requirements. For example, our REIT subsidiary may request that we and its other shareholders, if any, agree to a consent dividend in order to meet the annual distribution requirements or avoid paying corporate tax on any undistributed net income. When a REIT makes a consent dividend, the REIT and its stockholders are generally treated for U.S. federal income tax purposes as if the REIT distributed cash to the stockholders and the stockholders immediately re-contributed the cash to the REIT as a contribution to capital. A consent dividend would result in the recognition of income by our members as if an actual distribution were made, but without any distribution of cash. As a result, our members would be required to utilize other resources to satisfy tax liabilities and would not be able resort to distributions made by us to assist in satisfying such tax liabilities.

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

Further, at the end of each calendar quarter, at least 75% of the value of our REIT subsidiary’s total assets must consist of cash, cash items, government securities, shares in other REITs and other qualifying real estate assets, including certain mortgage loans, mezzanine loans and certain kinds of mortgage-backed securities. The remainder of our REIT subsidiary’s investment in securities (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our REIT subsidiary’s total assets (other than government securities, TRS securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our REIT subsidiary’s total assets can be represented by securities of one or more TRSs it may own, and no more than 25% of the value of our REIT subsidiary’s total assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If our REIT subsidiary fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences.

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

Our REIT subsidiary’s preferred equity and mezzanine loan investments may fail to qualify as real estate assets for purposes of the REIT gross income and asset tests, which could jeopardize our REIT subsidiary’s ability to qualify as a REIT.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the REIT 75% and 95% income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Our REIT subsidiary owns, and may acquire in the future, certain mezzanine loans and preferred equity investments (which it intends to treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the Internal Revenue Service will not successfully challenge the tax treatment of such mezzanine loans or preferred equity investments as qualifying real estate assets. To the extent that such mezzanine loans or preferred equity investments do not qualify as real estate assets, the interest income from such mezzanine loans or preferred equity investments would be qualifying income for the REIT 95% gross income test, but not for the REIT 75% gross income test and such mezzanine loans or preferred equity investments would not be qualifying assets for the REIT 75% asset test and would be subject to the REIT 5% and 10% asset tests, which could jeopardize our REIT subsidiary’s ability to qualify as a REIT.

Risk of the Internal Revenue Service successfully challenging our REIT subsidiary’s treatment of its preferred equity and mezzanine loan investments as debt for U.S. federal income tax purposes.

Our REIT subsidiary invests in certain real estate related investments, including mezzanine loans, first mortgage loans, and preferred equity investments. There is limited case law and administrative guidance addressing whether certain preferred equity investments or mezzanine loans will be treated as equity or debt for U.S. federal income tax purposes. Our Manager received an opinion of prior tax counsel regarding the treatment of one of our REIT subsidiary’s fixed return preferred equity investments and future similarly structured investments as debt for U.S. federal income tax purposes. Our REIT subsidiary treats the preferred equity investments which it currently holds as debt for U.S. federal income tax purposes and as mezzanine loans that qualify as real estate assets, as discussed above. No private letter rulings have been obtained on the characterization of these investments for U.S. federal income tax purposes and an opinion of counsel is not binding on the Internal Revenue Service; therefore, no assurance can be given that the Internal Revenue Service will not successfully challenge the treatment of such preferred equity investments as debt and as qualifying real estate assets. If a preferred equity investment or mezzanine loan owned by our REIT subsidiary was treated as equity for U.S. federal income tax purposes, our REIT subsidiary would be treated as owning its proportionate share of the assets and earning its proportionate share of the gross income of the partnership or limited liability company that issued the preferred equity interest. Certain of these partnerships and limited liability companies are engaged in activities, which could cause our REIT subsidiary to be considered as earning significant nonqualifying income which would likely cause our REIT subsidiary to fail to qualify as a REIT or pay a significant penalty tax to maintain its REIT qualification.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our administrative and principal executive offices are located at 550 Fifth Avenue, 6th Floor, New York, New York 10036. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units. As of December 31, 2019, we had 6,637.7 units outstanding held by a total of approximately 3,158 investors. As of December 31, 2019, there were no outstanding options, warrants to purchase our units or securities convertible into our units.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our units during the year ended December 31, 2019:

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
January 2019	—	—	N/A	N/A
February 2019	—	—	N/A	N/A
March 2019	—	—	N/A	N/A
April 2019	—	—	N/A	N/A
May 2019	—	—	N/A	N/A
June 2019	—	—	N/A	N/A
July 2019	—	—	N/A	N/A
August 2019	—	—	N/A	N/A
September 2019 (1)	0.4	$34,570	N/A	N/A
October 2019	—	—	N/A	N/A
November 2019	—	—	N/A	N/A
December 2019 (1)	0.3	$34,276	N/A	N/A
Total	0.7
_______________

(1)	Represents Continuing Income Units redeemed at a 15% discount of the most recently published net asset value.

Item 6. Selected Financial Data.
The selected financial data presented below under the captions “Statement of operations data”, “Per unit data”, “Other information” and “Balance sheet data” as of and for the years ended December 31, 2019 and 2018 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

	Years Ended December 31,
	2019	2018
Statements of Operations Data:
Investment income	$9,013,377	$22,483,658
Total operating expenses	575,937	474,589
Net investment income	8,437,440	22,009,069
Net increase in members’ capital resulting from operations	13,883,497	19,874,424

Per Unit Data:
Net asset value	$37,221	$39,630
Net investment income	1,271	3,304
Net increase in members capital resulting from operations	2,091	2,983
Capital distributions	4,500	4,496

Other Information:
Internal rate of return at year end	6.40%	6.56%
Number of investments at year end	1	1
Return of capital	$21,275,398	$10,201,722

	December 31,
	2019	2018
Balance Sheet Data:
Total assets	$247,376,246	$263,238,652
Total investments	247,263,245	263,092,585
Members’ capital	247,066,913	263,080,442

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this annual report on Form 10-K.

Overview

We are a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments and conduct substantially all of our real estate lending business through our REIT subsidiary, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our objectives.

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

Portfolio Summary

The following tables provide a summary of our REIT subsidiary’s net loan portfolio as of December 31, 2019 and 2018:

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	$102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33

	December 31, 2018
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	20	9	29	18	29
Principal balance	$163,486,937	$221,554,764	$385,041,701	113,458,723	$271,582,978
Amortized cost	164,989,811	223,254,163	388,243,974	114,298,591	273,945,383
Fair value	164,578,464	223,291,666	387,870,130	114,189,654	273,680,476
Weighted average coupon rate	12.54%	11.35%	11.86%	12.22%	11.70%
Weighted-average remaining term (years)	1.84	2.05	1.96	1.84	2.01
_______________

(1)	These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 1.76% and 2.50% as of December 31, 2019 and 2018.

(2)
As of December 31, 2019 and 2018, amounts included $114.8 million and $57.0 million, respectively, of senior mortgages used as collateral for $81.1 million and $34.2 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019 and LIBOR plus 2.5% as of December 31, 2018.

(3)	As of December 31, 2019 and 2018, twelve and eight of these loans, respectively, are subject to a LIBOR floor.

In addition to its net loan portfolio, as of December 31, 2019, our REIT subsidiary owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $66.2 million and $56.0 million as of December 31, 2019 and 2018, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.6 million and $45.0 million as of December 31, 2019 and 2018, respectively.

Portfolio Investment Activity

For the years ended December 31, 2019 and 2018, our REIT subsidiary invested $53.5 million and $123.2 million in new and add-on loans, respectively, and had $84.3 million and $111.6 million of repayments, respectively, resulting in net repayments of $30.8 million and net investments of $11.6 million, respectively. Amounts are net of obligations under participation agreements, mortgage loan payable and borrowings under the master repurchase agreement and the revolving credit facility. In addition, on January 9, 2019, our REIT subsidiary acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the release of the first mortgage and related fees and expenses.

Portfolio Information

The tables below set forth the types of loans in our REIT subsidiary’s loan portfolio, as well as the property type and geographic location of the properties securing these loans, on a net loan basis, which represents our REIT subsidiary’s proportionate share of the loans, based on its economic ownership of these loans.

	December 31, 2019				December 31, 2018
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$160,984,996	$160,948,585	$161,736,057	58.6%	$95,141,290	$96,352,394	$96,391,095	35.2%
Preferred equity investments	84,202,144	84,485,061	84,191,396	30.5%	110,099,644	110,540,228	110,470,658	40.4%
Mezzanine loans	29,636,382	29,992,795	30,044,179	10.9%	66,342,044	67,052,761	66,818,723	24.4%
Total	$274,823,522	$275,426,441	$275,971,632	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	December 31, 2019				December 31, 2018
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$119,331,369	$119,145,879	$119,597,533	43.2%	$32,555,575	$32,628,200	$32,628,200	11.9%
Multifamily	49,017,844	49,331,885	49,386,995	17.9%	31,099,953	31,366,215	31,307,286	11.4%
Hotel	41,239,194	41,327,772	41,539,239	15.1%	69,756,765	70,832,816	70,873,011	25.9%
Infill land	29,644,375	29,756,375	29,588,829	10.7%	58,491,314	58,726,783	58,724,373	21.5%
Student housing	26,470,740	26,725,148	26,638,826	9.7%	40,450,320	40,857,137	40,716,877	14.9%
Industrial	7,000,000	7,000,000	7,081,127	2.6%	7,000,000	7,000,000	6,895,383	2.5%
Condominium	2,120,000	2,139,382	2,139,083	0.8%	32,229,051	32,534,232	32,535,346	11.9%
Total	$274,823,522	$275,426,441	$275,971,632	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%

	December 31, 2019				December 31, 2018
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$102,774,905	$102,622,718	$103,333,019	37.4%	$48,459,159	$48,756,874	$48,768,414	17.8%
Georgia	61,772,764	61,957,443	62,073,996	22.5%	12,346,939	12,470,408	12,469,169	4.6%
New York	52,909,847	53,029,923	52,670,818	19.1%	81,504,101	81,860,466	81,866,377	29.9%
North Carolina	28,283,950	28,421,676	28,440,960	10.3%	4,787,414	4,821,252	4,826,213	1.8%
Washington	13,525,556	13,618,636	13,680,588	5.0%	13,304,278	13,386,747	13,344,750	4.9%
Massachusetts	7,000,000	7,000,000	7,081,127	2.6%	7,000,000	7,000,000	6,895,383	2.5%
Texas	2,450,000	2,472,244	2,474,149	0.9%	2,450,000	2,469,608	2,458,728	0.9%
Illinois	2,209,189	2,227,593	8,018,753	2.9%	11,139,020	11,228,212	11,228,212	4.1%
Florida	—	—	—	—%	61,194,351	62,206,934	62,249,920	22.7%
Ohio				—%	5,452,125	5,495,781	5,495,781	2.0%
Colorado	—	—	—	—%	4,027,736	4,068,014	4,067,543	1.5%
Alabama	—	—	—	—%	3,700,000	3,763,796	3,736,506	1.4%
Pennsylvania	—	—	—	—%	14,325,000	14,325,000	14,325,000	5.2%
Other (1)	3,897,311	4,076,208	(1,801,778)	(0.7)%	1,892,855	2,092,291	1,948,480	0.7%
Total	$274,823,522	$275,426,441	$275,971,632	100.0%	$271,582,978	$273,945,383	$273,680,476	100.0%
_______________

(1)
Other includes $0.3 million of unused portion of a credit facility and a $1.7 million loan with collateral located in Kansas at December 31, 2019. Other also includes a $1.9 million loan with collateral located in South Carolina at December 31, 2019 and 2018.

Factors Impacting Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income generated by our REIT subsidiary from targeted assets, the market value of our assets and the supply of, and demand for, real estate-related loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs of our REIT subsidiary may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

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

The performance and value of our REIT subsidiary’s loans depend upon the sponsors’ ability to operate or manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the loan balance. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, our REIT subsidiary may not recover all of its investments.

In addition, our REIT subsidiary is exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond its control. Our REIT subsidiary seeks to manage these risks through its underwriting and asset management processes.

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

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to sell our equity interest in our REIT subsidiary at a reasonable price in times of low trading volume, high volatility and financial stress.

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

Extension Risk

Extension risk is the risk that our REIT subsidiary’s assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent our REIT subsidiary has financed the acquisition of an asset, our REIT subsidiary may have to finance its asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting its net interest spread, and thus its net interest income.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause our REIT subsidiary to suffer losses.

Use of Leverage

Our REIT subsidiary deploys moderate amounts of leverage as part of its operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations
The following table presents the comparative results of our operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Change
Investment income
Dividend income	$9,012,884	$22,482,277	$(13,469,393)
Other operating income	493	1,381	(888)
Total investment income	9,013,377	22,483,658	(13,470,281)
Operating expenses
Professional fees	565,459	462,549	102,910
Other	10,478	12,040	(1,562)
Total operating expenses	575,937	474,589	101,348
Net investment income	8,437,440	22,009,069	(13,571,629)
Net change in unrealized appreciation (depreciation) on investment	5,446,057	(2,134,645)	7,580,702
Net increase in members’ capital resulting from operations	$13,883,497	$19,874,424	$(5,990,927)

Dividend Income

Dividend income associated with our ownership of our REIT subsidiary primarily represents our REIT subsidiary’s net income for the period. Any excess of distributions received from our REIT subsidiary over its net income is recorded as return of capital.

For the years ended December 31, 2019 and 2018, we received distributions of $30.3 million and $32.7 million, respectively, or $2.03 and $2.19 per share, respectively, from our REIT subsidiary, of which $9.0 million and $22.5 million was recorded as dividend income, respectively, and $21.3 million and $10.2 million was recorded as return of capital, respectively.

For the years ended December 31, 2019 as compared to the same period in 2018, our REIT subsidiary’s net income decreased by $13.4 million, primarily due to (i) a $5.3 million decrease in net interest income as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid; and (ii) $2.4 million of professional fees directly incurred, and which were previously deferred, in contemplation of our REIT subsidiary consummating an initial public offering which, in the second quarter of 2019, management decided to postpone indefinitely. Our REIT subsidiary’s net income also decreased as a result of a $2.0 million decrease in prepayment fee received, an $1.6 million impairment charge recorded for the year ended December 31, 2019 on a piece of land in order to reduce the carrying value of the land to its estimated fair value and an increase of $1.2 million in operating expenses reimbursed to the REIT Manager as a result of an increase in gross allocable costs as well as an increase in its allocation ratio in relation to affiliated funds managed by the REIT Manager and its affiliates.

Net Loan Portfolio

In assessing the performance of our REIT subsidiary’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

The following tables present a reconciliation of our REIT subsidiary’s loan portfolio from a gross basis to a net basis for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$363,970,662	10.6%	$346,456,599	12.5%
Obligations under participation agreements	(95,809,439)	12.0%	(85,523,305)	12.7%
Mortgage loan payable	—	—%	(19,674,782)	7.0%
Repurchase agreement payable	(64,326,187)	4.3%	(1,873,973)	5.0%
Revolving credit facility	(504,110)	6.1%	—	—%
Net loans (3)	$203,330,926	11.9%	$239,384,539	13.0%
Senior loans
Gross loans	$133,437,181	7.7%	$100,110,289	11.3%
Obligations under participation agreements	(8,832,644)	11.7%	(22,343,472)	12.0%
Mortgage loan payable	—	—%	(19,674,782)	7.0%
Repurchase agreement payable	(64,326,187)	4.3%	(1,873,973)	5.0%
Net loans (3)	$60,278,350	10.7%	$56,218,062	12.7%
Subordinated loans (4)
Gross loans	$230,533,481	12.3%	$246,346,310	13.0%
Obligations under participation agreements	(86,976,795)	12.1%	(63,179,833)	12.9%
Revolving credit facility	(504,110)	6.1%	—	—%
Net loans (3)	$143,052,576	12.5%	$183,166,477	13.1%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the year ended December 31, 2019 as compared to the same period in 2018, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

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

2019 — For the year ended December 31, 2019, we recorded an increase in unrealized appreciation on investments of $5.4 million as the fair value of the Company’s investment in our REIT subsidiary went up as a result of higher fair values of the underlying loans and assets.

2018 — For the year ended December 31, 2018, we recorded a decrease in the unrealized appreciation on investment of $2.1 million as the fair value of the Company’s investment in our REIT subsidiary decline at slightly less than the cost primarily due to higher discount rates applied to certain of the underlying loans during the period.

Net Increase in Members’ Capital Resulting from Operations

For the year ended December 31, 2019 as compared to the same period in 2018, the resulting net increase in members’ capital results from operations decreased by $6.0 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from our REIT subsidiary to meet such cash requirements. A total of $18.0 million of our REIT subsidiary’s obligations under participation agreements will mature in the next twelve months and our REIT subsidiary expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, our REIT subsidiary expects to fund approximately $89.0 million of the unfunded commitments to borrowers during the next twelve months. Our REIT subsidiary expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. In addition, our REIT subsidiary may also issue additional equity, equity-related and debt securities to fund its investment strategies. Our REIT subsidiary may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, our REIT subsidiary may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

On December 12, 2018, our REIT subsidiary entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which our REIT subsidiary expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, which ranges from 2.25% to 3.00%, and have a maturity date of December 12, 2020. As of December 31, 2019, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.3%, calculated using the 30-day LIBOR of 1.76% as of December 31, 2019. As of December 31, 2019, the amount remaining available under the repurchase agreement was $68.9 million.

Under the master repurchase agreement, on the second anniversary of the closing date and on each anniversary thereafter, our REIT subsidiary is required to pay the buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. Our REIT subsidiary currently expects to utilize the master repurchase agreement in the next twelve months so that the actual interest paid will be in excess of $4.2 million.

On June 20, 2019, our REIT subsidiary entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which our REIT subsidiary expects to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on June 20, 2020. As of December 31, 2019, the amount remaining available under the credit facility was $35.0 million.

Cash Flows Provided by Operating Activities

2019 — For the year ended December 31, 2019, cash flows provided by operating activities were $29.9 million, primarily due to $30.3 million of dividends received from our REIT subsidiary, of which $21.3 million was recorded as a return of capital.

2018 — For the year ended December 31, 2018, cash flows provided by operating activities were $32.3 million, primarily due to $32.7 million of dividends received from our REIT subsidiary, of which $10.2 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2019 — For the year ended December 31, 2019, cash flows used in financing activities were $29.9 million primarily related to distributions paid to members.

2018 — For the year ended December 31, 2018, cash flows used in financing activities was $32.3 million, consisting of distributions paid to members of $30.0 million, and $2.4 million used to redeem 50.4 Termination Units and 8.6 Continuing Income Units.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2019 and 2018, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. For the years ended December 31, 2019 and 2018, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Our REIT Subsidiary

The following table provides a summary of our REIT subsidiary’s contractual obligations at December 31, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$102,564,795	$17,952,455	$83,496,340	$1,116,000	$—
Mortgage loan payable — principal (2)	44,614,480	44,614,480	—	—	—
Repurchase agreement payable — principal (3)	81,134,436	81,134,436	—	—	—
Interest on borrowings (4)	24,908,195	15,949,734	8,797,788	160,673	—
Unfunded lending commitments (5)	116,662,550	89,034,059	27,628,491	—	—
Ground lease commitment (6)	84,458,063	1,264,500	2,529,000	2,529,000	78,135,563
	$454,342,519	$249,949,664	$122,451,619	$3,805,673	$78,135,563
___________________________

(1)
In the normal course of business, our REIT subsidiary enters into participation agreements with related parties, and to a lesser extent, non-related parties, whereby it transfers a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on its consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Our REIT subsidiary has no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.

(2)
Our REIT subsidiary has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $0.1 million.

(3)	Our REIT subsidiary may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $1.5 million.

(4)
Interest was calculated using the applicable annual variable interest rate and balance outstanding at December 31, 2019. Amount represents interest expense through maturity plus exit fee as application.

(5)
Certain of our REIT subsidiary’s loans provide for a commitment to fund the borrower at a future date. As of December 31, 2019, our REIT subsidiary had eight of such loans with total funding commitments of $292.4 million, of which $175.7 million had been funded.

(6)	Represents rental obligation under the ground lease, inclusive of imputed interest, for our REIT subsidiary’s office building that it acquired through foreclosure.

Management Agreement with Terra REIT Advisors

As part of the Axar Transaction (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence — Axar Transaction” below), Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with our REIT subsidiary to Terra REIT Advisors and immediately thereafter, Terra REIT Advisors and our REIT subsidiary amended and restated such management agreement. Such amended and restated management agreement has the same economic terms and is in all material respects otherwise on the same terms as the management agreement between Terra Income Advisors and our REIT subsidiary in effect immediately prior to the Axar Transaction, except for the identity of our manager.

Our REIT subsidiary currently pays the following fees to Terra REIT Advisors pursuant to a management agreement:

Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related loans, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, Terra REIT Advisors also receives an extension fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to our REIT subsidiary:

	Years Ended December 31,
	2019	2018
Origination and extension fee expense (1)	$1,992,492	$2,520,713
Asset management fee	3,671,474	3,077,442
Asset servicing fee	854,096	716,693
Operating expenses reimbursed to Manager	4,875,153	3,684,372
Disposition fee (2)	1,408,055	1,167,941
Total	$12,801,270	$11,167,161
_______________

(1)	Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.

(2)	Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

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
As of December 31, 2019, our REIT subsidiary had 15 investments with an aggregate principal balance of $230.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.7 million, and an increase of 100 basis points in LIBOR would increase our REIT subsidiary’s annual interest income, net of interest expense on participation agreements, by approximately $1.7 million. Additionally, our REIT subsidiary had $44.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $81.1 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% with a LIBOR floor ranging from no floor to 2.49% and collateralized by $114.8 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease our REIT subsidiary’s total annual interest expense by approximately $0.2 million and an increase of 100 basis points in LIBOR would increase our REIT subsidiary’s annual interest expense by approximately $0.9 million.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, or the LIBOR Transition Date. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended SOFR as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based loans, including our REIT subsidiary’s portfolio of LIBOR-indexed, floating-rate loans, or the cost of its borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in our REIT subsidiary’s portfolio, or the cost of its borrowings. The potential effect of the phase-out or replacement of LIBOR on our REIT subsidiary’s cost of capital and net investment income cannot yet be determined.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2019 and 2018, we did not engage in interest rate hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
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

Name	Age	Position held with our REIT subsidiary
Andrew M. Axelrod	37	Chairman of the Board of Directors
Bruce D. Batkin	66	Vice Chairman of the Board of Directors
Vikram S. Uppal	36	Chief Executive Officer, Chief Investment Officer and Director
Jeffrey M. Altman	46	Director
Roger H. Beless	58	Director
Michael L. Evans	67	Director
Spencer E. Goldenberg	37	Director
John S. Gregorits	65	Director

Andrew M. Axelrod has served as Chairman of the board of directors of our REIT subsidiary, Terra Capital Partners and the Terra Property Trust 2 since February 8, 2018. Mr. Axelrod founded Axar Capital Management in April 2015 and currently serves as its Managing Partner and Portfolio Manager, and is responsible for all investment, risk and business management functions. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management in 2015, Mr. Axelrod worked at Mount Kellett Capital Management, a private investment organization from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University.

Bruce D. Batkin has served as one of our REIT subsidiary's directors since January 2016, and as the Vice Chairman of our REIT subsidiary's board of directors since December 2018. Mr. Batkin also serves as the Vice Chairman of the board of directors (or managers, as applicable) of Terra International, Terra Income Advisors, Terra Fund Advisors, Terra Capital Partners, Fund 5 International and Terra Property Trust 2, and as Chairman of the board of directors of Terra Fund 6. He served as Chief Executive Officer for our REIT subsidiary from January 2016 to November 2018. He has also served as Chief Executive Officer of Terra Capital Advisors, Terra Capital Advisors 2, Terra Income Advisors 2, our Manager, Terra Fund 2, Terra Fund 3, Terra Fund 4, Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7 since April 2009, September 2012, October 2016, September 2017, May 2011, January 2012, September 2012, June 2014, March 2015, October 2016 and October 2016, respectively, until November 30, 2018. Mr. Batkin has also served as President of Terra Fund 1 since July 2009 until November 30, 2018. He has also served as Chief Executive Officer and director of Terra Fund 6, from May 2013 to April 2019 and as Chief Executive Officer of Terra Income Advisors from May 2013 to April 2019. As a co-founder of Terra Capital Partners, he served as its President and Chief Executive Officer from its formation in 2001 and its commencement of operations in 2002 to November 2018, managing its real estate debt and equity investment programs. Mr. Batkin has over 40 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Harvard Alumni Real Estate Board and the Cornell Real Estate Council and the Committee for Economic Development; he sits on the Advisory Board of the Baker Program in Real Estate at Cornell University and the Dean's Advisory Council of the College of Art, Architecture and Planning at Cornell University; and he is a participant in the semiannual Yale CEO Summit. Mr. Batkin received a Bachelor of Architecture from Cornell University and an M.B.A. from Harvard Business School.
Vikram S. Uppal has served as a director of our REIT subsidiary since February 8, 2018 and as Chief Executive Officer for our REIT subsidiary, the REIT Manager, our Manager and Terra Capital Partners since December 1, 2018. Mr. Uppal has also served as Chief Investment Officer for our REIT subsidiary, Terra Capital Partners and the REIT Manager since February 8, 2018. Mr. Uppal is also the Chief Executive Officer of Terra Income Advisors and Terra Fund 6 since April 2019 and the Chairman of the board of director of Terra Fund 6 since November 2019. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016.  Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

Jeffrey M. Altman has served as one of our REIT subsidiary’s independent directors since October 2017. Mr. Altman has served as a director of Terra Fund 6 since April 2016. Since May 2019, Mr. Altman has been a Managing Director and Co-Head of U.S. Lodging & Leisure within the real estate, gaming and lodging investment banking group (REGAL) of Jefferies LLC, an investment bank. From 2011 to 2019, Mr. Altman was a Managing Director in Houlihan Lokey’s real estate and lodging investment banking group and from December 1998 to May 2011, he served as a Director of Lazard Fréres & Co. LLC REGAL, where he led the firm’s global hospitality and leisure effort. Mr. Altman has advised on over $100 billion of real estate transactions in his career and is a frequent speaker at real estate and lodging conferences. He is currently a member of the New York Hospitality Council, the National Association of Real Estate Investment Trusts, the International Council of Shopping Centers and the Samuel Zell and Robert Lurie Real Estate Center of the Wharton School of the University of Pennsylvania. Mr. Altman received a B.S., magna cum laude, with a concentration in accounting and finance, and an M.B.A., with a concentration in finance, from the John M. Olin School of Business at Washington University.
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

Michael L. Evans has served as one of our REIT subsidiary’s independent directors since October 2017. Mr. Evans has served since March 2015 as a member of the board of directors of Terra Capital Partners, where he is the audit committee chair and a member of the valuation committee and as a director of Terra Fund 6 from March 2015 to April 2019. Since December 2012, Mr. Evans has been the Managing Director of Newport Board Group, a CEO and board advisory firm. From June 2010 to September 2011, Mr. Evans served as the Interim Country Manager and Advisory Board Member for Concern Worldwide U.S. Inc., a non-profit humanitarian organization. From January 1977 until June 2010, Mr. Evans was with Ernst & Young, LLP, or Ernst & Young, and served as a partner since 1984. During his nearly 34 years with Ernst & Young, he served as a tax, audit and consulting services partner, specializing in real estate companies and publicly-traded entities. Mr. Evans currently serves on the Advisory Board of Marcus & Millichap, Inc., the Independent Counsel Board of Prologis Targeted U.S. Logistics Fund and the board of directors of Newport Board Group, CyArk.org and InfinteSmile.org. Mr. Evans is a licensed attorney and a C.P.A. (inactive) in California. He is currently a contributing business writer for Forbes.com and Allbusiness.com. Mr. Evans received a B.S.B. in accounting from the University of Minnesota, a J.D. from William Mitchell College of Law and an M.B.A. from Golden Gate University.
Spencer E. Goldenberg has served as one of our REIT subsidiary’s independent directors since February 2018. He has served since April 2019 as a member of the board of directors of Terra Fund 6 since April 2019 . He has served since June 2015 as Vice President of Corporate Development at Menin Hospitality. Prior to his time at Menin, Mr. Goldenberg was employed as an accountant at the firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant’s license in the state of Florida. He holds a Bachelor of Arts in International Affairs from Florida State University.

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

The names, ages, positions and biographies of the officers of the REIT Manager and our Manager are as follows:

Name	Age	Position(s) Held with the REIT Manager	Position(s) Held with our Manager
Andrew M. Axelrod	37	Chairman of the Board of Directors (1)	N/A
Simon J. Mildé	74	N/A	Chairman of the Board of Directors
Bruce D. Batkin	66	Vice Chairman of the Board of Directors (1)	Vice Chairman of the Board of Directors
Vikram S. Uppal	36	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	55	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	45	Chief Originations Officer	Chief Originations Officer

(1)	The REIT Manager is managed by Terra Capital Partners and does not have a board of managers. Messrs. Axelrod and Batkin are members of the board of managers of Terra Capital Partners.

For biographical information regarding Messrs. Axelrod, Batkin and Uppal, see “Item 10. — Board of Directors of Our REIT Subsidiary” above.

Simon J. Mildé has served as the Chairman of our Manager since September 2017. He served as the Vice Chairman of Terra Income Advisors until February 2020. He served as Chairman of the board of directors of our REIT subsidiary from January 2016 to February 2018. Mr. Mildé co-founded Terra Capital Partners and served as the Chairman of its board of directors from its formation in 2001 and its commencement of operations in 2002 until February 8, 2018 and as the Vice Chairman of its board of directors from February 8, 2018 until November 2019. He also served as the Chairman of Fund 5 International, Terra International and Terra Fund 7 from June 2014, October 2016 and October 2016, respectively, until February 26, 2020. He also served as the Chairman of Terra Fund 6 from May 2013 until April 30, 2019. He has over 40 years’ experience in global real estate finance, investment and management. Prior to founding Terra Capital Partners, Mr. Mildé was founder, CEO and Chairman of Jones Lang Wootton North America (which subsequently became Jones Lang LaSalle Incorporated and now JLL), the second-largest commercial real estate broker in the world, from 1977 to 1994. He was also one of the founders of JLW Realty Advisors, which has grown into a $50 billion global real estate investment management business. Today, its successor company ranks as one of the largest real estate investment managers in the world. Mr. Mildé has also served as the Chairman and CEO of The Greenwich Group International, a global real estate investment banking firm, and Capital District Properties, a commercial real estate development and investment company since 1995 and 2004, respectively. He was a former member of the Royal Institution of Chartered Surveyors and was a former Governor of the Real Estate Board of New York and former member of the Advisory Board of the Real Estate Institute of New York University. Mr. Mildé attended Regent Street Tech College in London, England and the Royal Institution of Chartered Surveyors in England.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of our REIT subsidiary and Chief Operating Officer of our Manager, the REIT Manager and Terra Income Advisors since January 2016, October 2017, and May

2013, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 12 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; and (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International, Terra Fund 7 and Terra Property 2 since June 2014, October 2016, October 2016 and September 2016, respectively. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as Chief Originations Officer of our REIT subsidiary, our Manager, the REIT Manager and Terra Income Advisors since January 2016, September 2017, September 2017 and February 2015, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations from June 2014 to June 2014; (iii) Terra Property Trust 2 since September 2016; (iv) Terra Fund 6 since February 2015, having previously served as Managing Director of Originations from May 2013 until February 2015; and (v) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

Code of Ethics

Our Manager or its affiliates has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the 1940 Act, which applies to, among others, the senior officers of our Manager, including the Chief Executive Officer and the Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics). We will also provide the Code of Ethics, free of charge, to unitholders who request it. Requests should be directed to Bernadette Murphy, at Terra Secured Income Fund 5, LLC, 550 Fifth Avenue, 6th Floor, New York, New York 10036.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2020, certain information regarding the ownership of units of our Manager and any person who is known by us to be the beneficial owner of more than 5% of our units. The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees.

Each listed person’s beneficial ownership includes:

•	all units the investor actually owns beneficially or of record;

•	all units over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all units the investor has the right to acquire within 60 days.

Unless otherwise indicated, all units are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the members listed below is the address of our principal executive office, 550 Fifth Avenue, 6th Floor, New York, NY 10036.

Name	Number of Units Beneficially Owned	Percentage of All Units (1)
Terra Fund Advisors	—	—
5% or Greater Beneficial Owners
John Sonnentag (2)	505.5	7.62%
_______________
* Less than 1% of the outstanding units.

(1)	Based on a total of 6,637.7 units issued and outstanding as of February 28, 2020.

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

The Axar Transaction

On February 8, 2018, Axar, wholly owned by a pooled investment vehicle advised by Axar Capital Management , a Delaware limited partnership, entered into an investment agreement with Terra Capital Partners and its affiliates (which we refer to collectively as the “Axar Transaction”). As a result of the Axar Transaction, Terra REIT Advisors, a newly formed subsidiary of Terra Capital Partners, became our REIT subsidiary’s external manager, Terra Fund Advisors was admitted as our replacement Manager, the equity interests in Terra Fund Advisors were distributed to the equity owners of Terra Capital Partners on a pro rata basis, and the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to

Terra Fund 6, were distributed to the equity owners of Terra Capital Partners on a pro rata basis. In addition, as a result of the Axar Transaction and subsequent transactions on November 30, 2018 and April 30, 2019, Axar acquired 100% of the equity interests of Terra Capital Partners, 49% of the economic interests in Terra Fund Advisors, and 100% of the equity interests in Terra Income Advisors. The Axar Transaction was approved unanimously by the independent directors of our REIT subsidiary and the independent directors of Terra Fund 6, with each having formed a special committee to evaluate the Axar Transaction. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of our REIT subsidiary and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and our REIT subsidiary. Axar Capital Management received certain approval rights over certain major decisions impacting our Manager and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of our REIT subsidiary. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby Terra REIT Advisors).

Terra International Fund 3

On September 30, 2019, our REIT subsidiary entered into a Contribution and Repurchase Agreement with Terra International Fund 3 and Terra International Fund 3 REIT, a wholly-owned subsidiary of Terra International Fund 3, which our REIT subsidiary amended and restated on November 13, 2019.

Pursuant to this agreement, Terra International Fund 3, through Terra International Fund 3 REIT, contributed cash in the amount of $3,620,000 to us in exchange for 212,690.95 shares of common stock of our REIT subsidiary, at a price of $17.02 per share. In addition, Terra International Fund 3 agreed to contribute to our REIT subsidiary future cash proceeds, if any, raised from time to time by it, and our REIT subsidiary agreed to issue shares of common stock to International Fund 3 in exchange for any such future cash proceeds, in each case pursuant to and in accordance with the terms and conditions specified in the agreement. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder.

The REIT Manager also serves as adviser to the Terra International Fund 3 and Terra International Fund 3 REIT. In addition, the general partner of Terra International Fund 3 is Terra International Fund 3 GP, LLC, which is an affiliate of Terra Fund Advisors, our Manager.

Voting Agreement involving our REIT Subsidiary

On February 8, 2018, we, our REIT subsidiary and Terra REIT Advisors entered into the Voting Agreement, pursuant to which the board of directors of our REIT subsidiary was increased to eight members.

Pursuant to the terms of the Voting Agreement, for so long as Terra REIT Advisors remains the external manager of our REIT subsidiary, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of our REIT subsidiary (which nominees need not be independent directors) and for so long as we hold at least 10% of the outstanding shares of common stock of our REIT subsidiary, we will have the right to nominate one individual to serve as a director of our REIT subsidiary (who need not be an independent director).

Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of common stock of our REIT subsidiary directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that we vote all shares of common stock of our REIT subsidiary directly or indirectly owned by us in accordance with the recommendations made by the board of our REIT subsidiary.

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

During the years ended December 31, 2019 and 2018, our REIT subsidiary paid the predecessor to the REIT Manager and the REIT Manager in the aggregate the following fees under the management agreement: $3.7 million and $3.1 million in asset management fee, respectively, $0.9 million and $0.7 million in asset servicing fees, respectively, $2.0 million and $2.5 million in origination fees, respectively; $1.4 million and $1.2 million in disposition and extension fees, respectively, and $4.9 million and $3.7 million of operating expense reimbursements, respectively.

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

Competition and Allocation of Investment Opportunities

Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Fund 5 International, Terra Fund 6, Terra International, Terra International Fund 3, Terra International Fund 3 REIT, Terra Fund 7 and Terra Property Trust 2.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2019 and 2018, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our Manager currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2020, subject to agreeing on fee estimates for the audit work. Our Manager reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our members. Any such decision would be disclosed to the members in accordance with applicable securities laws.

The following table displays fees for professional services by KPMG for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Audit Fees	$150,000	$145,000
Audit-Related Fees	—	—
Tax Fees	35,670	46,820
All Other Fees	—	—
Total	$185,670	$191,820

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

Other Financial Statements:

Terra Property Trust, Inc. (Incorporated by reference to Annual Report on Form 10-K (File No. 000-56117) filed with the SEC on February 28, 2020 by Terra Property Trust, Inc.)

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

4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

Exhibit No.	Description and Method of Filing

10.1
Amended and Restated Management Agreement between Terra Property Trust, Inc. and Terra REIT Advisors, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.2
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

10.4
Guarantee Agreement by Terra Property Trust, Inc. in favor of Goldman Sachs Bank USA, dated December 12, 2018. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

10.5
Amended and Restated Contribution and Repurchase Agreement, dated, November 13, 2019, by and among Terra Property Trust, Inc., Terra International Fund 3, L.P. and Terra International Fund 3 REIT, LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).

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

Item 16. Form 10-K Summary.
None.

Terra Secured Income Fund 5, LLC

Report of Independent Registered Public Accounting Firm

To the Members and Managing Member
Terra Secured Income Fund 5, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Terra Secured Income Fund 5, LLC and subsidiaries (the Company), including the consolidated schedule of investment, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
February 28, 2020

Terra Secured Income Fund 5, LLC
Consolidated Statements of Financial Condition

	December 31,
	2019	2018
Assets
Equity investment in Terra Property Trust, Inc. at fair value — controlled (cost of $243,924,852 and $265,200,249, respectively)	$247,263,245	$263,092,585
Cash and cash equivalents	97,937	131,784
Other assets	15,064	14,283
Total assets	$247,376,246	$263,238,652

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$271,333	$158,210
Due to related party	38,000	—
Total liabilities	309,333	158,210
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	247,066,913	263,080,442
Total members’ capital	247,066,913	263,080,442
Total liabilities and members’ capital	$247,376,246	$263,238,652
Net asset value per unit	$37,222	$39,630

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
Investment income — controlled
Dividend income	$9,012,884	$22,482,277
Investment income
Other operating income	493	1,381
Total investment income	9,013,377	22,483,658
Operating expenses
Professional fees	565,459	462,549
Other	10,478	12,040
Total operating expenses	575,937	474,589
Net investment income	8,437,440	22,009,069
Net change in unrealized appreciation (depreciation) on investment — controlled	5,446,057	(2,134,645)
Net increase in members’ capital resulting from operations	$13,883,497	$19,874,424
Per unit data:
Net investment income per unit	$1,271	$3,304
Net increase in members’ capital resulting from operations per unit	$2,092	$2,983
Weighted average units outstanding	6,638	6,662

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Changes in Members’ Capital
Years Ended December 31, 2019 and 2018

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(29,871,870)	(29,871,870)
Capital redemptions	—	(25,156)	(25,156)
Increase in members’ capital resulting from operations:
Net investment income	—	8,437,440	8,437,440
Net change in unrealized appreciation on investment	—	5,446,057	5,446,057
Net increase in members’ capital resulting from operations	—	13,883,497	13,883,497
Balance, December 31, 2019	$—	$247,066,913	$247,066,913

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2018	$—	$275,549,455	$275,549,455
Capital distributions	—	(29,969,223)	(29,969,223)
Capital redemptions	—	(2,374,214)	(2,374,214)
Increase in members’ capital resulting from operations:
Net investment income	—	22,009,069	22,009,069
Net change in unrealized depreciation on investment	—	(2,134,645)	(2,134,645)
Net increase in members’ capital resulting from operations	—	19,874,424	19,874,424
Balance, December 31, 2018	$—	$263,080,442	$263,080,442

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$13,883,497	$19,874,424
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	21,275,398	10,201,722
Net change in unrealized (appreciation) depreciation on investment	(5,446,057)	2,134,645

Changes in operating assets and liabilities:
Increase in other assets	(781)	(10,419)
Increase in accounts payable and accrued expenses	113,122	62,483
Due to related party	38,000	—
Net cash provided by operating activities	29,863,179	32,262,855

Cash flows from financing activities:
Distributions paid	(29,871,870)	(29,969,223)
Payments for capital redemptions	(25,156)	(2,374,214)
Net cash used in financing activities	(29,897,026)	(32,343,437)

Net decrease in cash and cash equivalents	(33,847)	(80,582)
Cash and cash equivalents at beginning of year	131,784	212,366
Cash and cash equivalents at end of year	$97,937	$131,784

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investment
December 31, 2019 and 2018

As of December 31, 2019 and 2018, the Company’s only investment is its equity interest in a majority-owned subsidiary as presented below:

		Number of Shares of Common Stock	December 31, 2019			December 31, 2018
Investment — Controlled	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc. — Controlled	1/1/2016 and 3/7/2016	14,912,990	$243,924,852	$247,263,245	100.1%	$265,200,249	$263,092,585	100.0%

As of December 31, 2019, the Company owned 98.6% of the outstanding shares of common stock of Terra Property Trust, Inc. (“Terra Property Trust”). The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at December 31, 2019:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment — non-controlled:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$7,081,127	$6,981,991	2.8%
2539 Morse, LLC (4)(5)(6)	US - CA	Student housing	11.0%	11.0%	1.0%	10/20/2017	11/1/2020	7,000,000	7,067,422	7,069,355	6,970,384	2.8%
Austin H. I. Owner LLC (4)(6)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,531,776	3,534,499	3,485,016	1.4%
High Pointe Mezzanine Investments, LLC (5)(6)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,263,285	3,115,139	3,071,527	1.2%
LD Milipitas Mezz, LLC (9)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	3,120,887	3,150,546	3,204,261	3,159,401	1.3%
SparQ Mezz Borrower, LLC (4)(5)(6)	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,700,000	8,783,139	8,786,127	8,663,121	3.5%
Stonewall Station Mezz LLC (6)(7)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	9,792,767	9,875,162	9,883,488	9,745,119	3.9%
								42,113,654	42,671,330	42,673,996	42,076,559	16.9%

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investment (Continued)
December 31, 2019 and 2018

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2019 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment — non-controlled:
Preferred equity investments:
370 Lex Part Deux, LLC (6)(7)(8)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$48,349,948	$48,425,659	$48,236,458	$47,561,148	19.3%
City Gardens 333 LLC (4)(5)(6)(7)(8)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	28,049,717	28,056,179	28,057,779	27,664,970	11.2%
NB Private Capital, LLC (4)(5)(6)(7)(8)	Various	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	4/16/2021	20,000,000	20,166,610	20,180,782	19,898,251	8.1%
Orange Grove Property Investors, LLC (6)(7)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,696,587	10,695,415	10,545,679	4.3%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	14.3%	—%	3/9/2018	3/9/2023	18,444,375	18,444,375	18,280,168	18,024,246	7.3%
RS JZ Driggs, LLC (6)(7)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	8,200,000	8,286,629	8,277,336	8,161,453	3.3%
The Bristol at Southport, LLC (4)(5)(6)(8)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,661,724	23,769,361	23,436,590	9.5%
								157,144,040	157,737,763	157,497,299	155,292,337	63.0%
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	12,932,034	12,957,731	12,983,863	12,802,089	5.2%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5% (no Floor)	6.3%	0.5%	2/22/2019	2/10/2022	38,464,429	38,510,650	38,655,000	38,113,830	15.4%
330 Tryon DE LLC (11)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,891,149	22,906,207	22,585,520	9.0%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel	LIBOR +4.75% (1.80% Floor)	6.6%	0.5%	12/12/2019	1/1/2023	30,184,357	30,174,455	30,326,076	29,901,511	12.1%
MSC Fields Peachtree Retreat, LLC (11)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,335	23,446,793	23,418,996	23,091,130	9.3%
Patrick Henry Recovery Acquisition, LLC	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.7%	0.3%	11/25/2019	12/1/2023	18,000,000	18,037,329	18,042,390	17,789,797	7.2%
REEC 286 Lenox LLC	US - NY	Office	LIBOR + 2.95% (no Floor)	4.7%	—%	8/2/2019	9/22/2019	4,740,000	4,740,000	4,740,000	4,673,640	1.9%
TSG-Parcel 1, LLC (4)(6)(7)	US - CA	Infill land	LIBOR + 10.0% (2.0% Floor)	12.0%	1.0%	7/10/2015	3/31/2020	18,000,000	18,180,000	18,174,634	17,920,189	7.3%
Windy Hill PV Five CM, LLC	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	9,701,468	9,265,568	9,741,954	9,605,567	3.9%
								178,130,623	178,203,675	178,989,120	176,483,273	71.3%
Total gross loans held for investment								377,388,317	378,612,768	379,160,415	373,852,169	151.3%
Obligations under participation agreements (4)(5)(6)(7)(8)								(102,564,795)	(103,186,327)	(103,188,783)	(101,744,140)	(41.2)%
Net loans held for investment								$274,823,522	$275,426,441	$275,971,632	$272,108,029	110.1%

See notes to consolidated financial statements.

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investment (Continued)
December 31, 2019 and 2018

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2019 (Continued):

Operating real estate:
Description	Acquisition Date	Real estate owned, net	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(14)
Multi-tenant office building in Santa Monica, CA (12)	7/30/2018	$52,776,236	$44,614,480	$8,161,756	$8,047,491	3.3%
Land in Conshohocken, PA (13)	1/9/2019	13,395,430	—	13,395,430	13,207,894	5.3%
		$66,171,666	$44,614,480	$21,557,186	$21,255,385	8.6%

___________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Amount represents the Company’s portion, or 98.6%, of the fair value or net investment value.

(3)	Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $247.1 million at December 31, 2019.

(4)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.

(5)	Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.

(6)	The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.

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

(9)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of December 31, 2019, the unfunded commitment was $1.1 million.

(10)	Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.

(11)	These loans were used as collateral for $81.1 million of borrowings under a repurchase agreement.

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

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investment (Continued)
December 31, 2019 and 2018

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

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investment (Continued)
December 31, 2019 and 2018

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2018 (Continued):

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

Terra Secured Income Fund 5, LLC
Consolidated Schedule of Investment (Continued)
December 31, 2019 and 2018

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2018 (Continued):

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

(7)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Property Trust 2, Inc., an affiliated fund managed by Terra REIT Advisors.

(8)	In January 2019, the borrower extended the maturity of the loan to December 16, 2019

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
December 31, 2019

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

In December 2015, the members approved the merger of Terra Secured Income Fund, LLC (“Terra Fund 1”), Terra Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) with and into subsidiaries of the Company (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers effective January 1, 2016 (collectively, the “Merger”). Following the Merger, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a newly-formed and wholly-owned subsidiary of the Company that elected to be taxed as a REIT, in exchange for the shares of common stock of Terra Property Trust. Upon completion of the Merger, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust. As of December 31, 2019, the Company owned 14,912,990 shares, or 98.6%, of Terra Property Trust’s outstanding common stock. The Company does not consolidate Terra Property Trust as Terra Property Trust is not an investment company.

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

The Company’s amended and restated operating agreement provides that the Company’s existence will continue until December 31, 2023, unless sooner terminated. However, the Company expects that prior to such date it will consummate a liquidity transaction, which may include an orderly liquidation of its assets or an alternative liquidity event such as a sale of the Company or an initial public offering and listing of Terra Property Trust’s shares of common stock on a national securities exchange. The Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of the Company’s members.

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

Revenue Recognition

Dividend Income: Dividend income associated with the Company’s ownership of Terra Property Trust is recognized on the record date as declared by Terra Property Trust. Any excess of distributions over Terra Property Trust’s cumulative net income are recorded as return of capital.

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2019 and 2018, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

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

Notes to Consolidated Financial Statements

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

Note 3. Investment and Fair Value

Equity Investment in Terra Property Trust

The Company invests substantially all of its equity capital in the purchase of common shares of Terra Property Trust.

The following table presents a summary of the Company’s investment at December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$243,924,852	$247,263,245	100.1%	$265,200,249	$263,092,585	100.0%

For the years ended December 31, 2019 and 2018, the Company received approximately $30.3 million and $32.7 million of distributions from Terra Property Trust, respectively, of which $21.3 million and $10.2 million were returns of capital, respectively.

Notes to Consolidated Financial Statements

The following tables present the summarized financial information of Terra Property Trust:

	December 31, 2019	December 31, 2018
Carrying value of loans held for investment	$378,612,768	$388,243,974
Real estate owned, net	77,596,475	68,004,577
Other assets	71,133,835	35,306,172
Total assets	527,343,078	491,554,723
Mortgage loan payable, repurchase agreement payable and obligations under participation agreements	(227,548,397)	(190,687,574)
Accounts payable, accrued expenses and other liabilities	(40,826,139)	(23,555,081)
Lease intangible liabilities	(11,424,809)	(12,019,709)
Total liabilities	(279,799,345)	(226,262,364)
Stockholder’s equity	$247,543,733	$265,292,359

	Years Ended December 31,
	2019	2018
Revenues	$51,399,525	$48,368,430
Expenses	(42,356,750)	(25,886,153)
Net income	$9,042,775	$22,482,277

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

Notes to Consolidated Financial Statements

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment in Terra Property Trust at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$247,263,245	$247,263,245

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$263,092,585	$263,092,585

Changes in Level 3 investment for the years ended December 31, 2019 and 2018 were as follows:

	Equity Investment in Terra Property Trust
	Year Ended December 31,
	2019	2018
Beginning balance	$263,092,586	$275,428,953
Return of capital	(21,275,398)	(10,201,722)
Net change in unrealized appreciation (depreciation) on investment	5,446,057	(2,134,645)
Ending balance	$247,263,245	$263,092,586
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$5,446,057	$(2,134,645)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2019 and 2018, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2019 and 2018 due to their short-term nature.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2019 and 2018. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$247,263,245	Discounted cash flow (1)	Discount rate (1)	4.11%	14.95%	12.36%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2018
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$263,092,585	Discounted cash flow (1)	Discount rate (1)	5.02%	16.00%	14.19%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

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

Dividend Income

As discussed in Note 3, for the years ended December 31, 2019 and 2018, the Company received approximately $30.3 million and $32.7 million of distributions from Terra Property Trust, respectively, of which $21.3 million and $10.2 million was a return of capital, respectively.

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

Due to Related Party

As of December 31, 2019, amount due to related party was $0.04 million, related to an invoice an affiliate paid on behalf of the Company.

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

Note 6. Members’ Capital

As of December 31, 2019 and 2018, the Company had 6,637.7 units and 6,638.4 units outstanding, respectively, and the net asset value per unit was $37,222 and $39,630, respectively.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2019 and 2018, the Company made total distributions to non-manager members of $29.9 million and $30.0 million, respectively. For the years ended December 31, 2019 and 2018, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

In the Merger, members of Terra Funds 1 through 4 who wished to enter the liquidation phase of their investments chose to receive Termination Units as merger consideration. These Termination Units were redeemed on the original expected liquidation dates of the funds. As of December 31, 2019 and 2018, there were no Termination Units outstanding. For the year ended December 31, 2019, the Company redeemed 0.7 Continuing Income Units for $0.03 million. For the year ended December 31, 2018, the Company redeemed 8.6 Continuing Income Units for $0.3 million and 50.4 Termination Units for $2.1 million.

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of December 31, 2019 and 2018, no such reserve was established.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering were offered at a price of $47,000 per unit. The following table provides a roll forward of the units outstanding of the Company for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Managing Member	Non-Managing Members	Total	Managing Member	Non-Managing Members	Total
Units outstanding, beginning of period	—	6,638.4	6,638.4	—	6,697.4	6,697.4
Early redemption of Continuing Income Units	—	(0.7)	(0.7)	—	(8.6)	(8.6)
Termination Units redeemed	—	—	—	—	(50.4)	(50.4)
Units outstanding, end of period	—	6,637.7	6,637.7	—	6,638.4	6,638.4

Notes to Consolidated Financial Statements

Note 7. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$2,095,879	$2,994,231	$90	$3,923,177
Total operating expenses	112,878	182,767	104,195	176,097
Net investment income (loss)	1,983,001	2,811,464	(104,105)	3,747,080
Net change in unrealized depreciation on investment	592,591	1,655,207	1,609,008	1,589,251
Net increase in net assets resulting from operations	$2,575,592	$4,466,671	$1,504,903	$5,336,331

Net asset value per unit at period end	$37,222	$37,959	$38,411	$39,309

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$4,652,800	$5,487,942	$6,808,568	$5,534,348
Total operating expenses	128,955	129,857	103,312	112,465
Net investment income	4,523,845	5,358,085	6,705,256	5,421,883
Net change in unrealized appreciation (depreciation) on investment	(1,779,045)	(179,846)	(63,131)	(112,623)
Net increase in net assets resulting from operations	$2,744,800	$5,178,239	$6,642,125	$5,309,260

Net asset value per unit at period end	$39,630	$40,340	$40,868	$40,814

Note 8. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the years ended December 31, 2019 and 2018. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

Notes to Consolidated Financial Statements

The following summarizes the Company’s financial highlights for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Per unit operating performance:
Net asset value per unit, beginning of period	$39,630	$41,143
Increase in members’ capital from operations (1):
Net investment income	1,271	3,304
Net change in unrealized appreciation (depreciation) on investment	821	(321)
Total increase in members’ capital from operations	2,092	2,983
Distributions to member (2):
Capital distributions	(4,500)	(4,496)
Net decrease in members’ capital resulting from distributions	(4,500)	(4,496)
Net asset value per unit, end of period	$37,222	$39,630

Ratios to average net assets:
Expenses	0.22%	0.18%
Net investment income	3.25%	8.19%

IRR, beginning of year	6.56%	6.26%
IRR, end of year	6.40%	6.56%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units and 6,662 units for the years ended December 31, 2019 and 2018, respectively.

(2)	The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Note 9. Subsequent Events

Management has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Management has determined that there are no material events other than the ones below that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

On February 27, 2020, the board of directors of Terra Property Trust approved the potential acquisition by Terra Property Trust of Terra Property Trust 2, Inc. (“TPT2”). As of December 31, 2019, TPT2’s assets consisted of approximately $17.5 million of participation interests in loans also held by the Company and approximately $17.6 million in cash. The transaction, if consummated, is expected to be structured as a merger pursuant to which TPT2 will be merged with and into Terra Property Trust, with Terra Property Trust continuing as the surviving company (the “Merger”). In connection with the Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the Merger is expected to be converted into the right to receive from Terra Property Trust a number of shares of common stock, par value $0.01 per share, of Terra Property Trust equal to an exchange ratio, which is expected to be 1.20. The exchange ratio will be based on the relative net asset values of Terra Property Trust and TPT2. As a result, Terra Secured Income Fund 7, LLC, the sole stockholder of TPT2, is expected to receive approximately 2,110,102 shares of common stock of Terra Property Trust as consideration in the Merger. In addition, each issued and outstanding share of TPT2’s 12.5% Series A Redeemable Cumulative Preferred Stock will be converted into the right to receive approximately $1,026 in cash. In connection with the Merger, the size of the board of directors of Terra Property Trust is expected to be reduced from eight directors to four directors, with Andrew M. Axelrod, Vikram S. Uppal, Roger H. Beless and Michael L. Evans continuing as directors of Terra Property Trust. The consummation of the Merger is subject to the execution by the parties of a definitive agreement and certain other conditions, and there can be no assurance that the transaction will be completed.
In addition, on February 27, 2020, the board of directors of Terra Property Trust approved the potential acquisition by Terra Property Trust of approximately $32.0 million of participation interests in loans also held by Terra Property Trust and approximately $9.2 million in cash (collectively, the“Assets”) from Terra International Fund 3 REIT, all of which will be acquired from Terra Secured Income Fund 5 International and Terra Income Fund International. If the transaction is consummated, Terra Property Trust expects to issue to Terra International Fund 3 REIT approximately 2,481,020 shares of common stock of Terra Property Trust at a price per share equal to $16.58 in exchange for the Assets. The shares of common stock will be issued in a private

Notes to Consolidated Financial Statements

placement in reliance on Section 4(a)(2) under the Securities Act, as amended, and the rules and regulations promulgated thereunder. The consummation of the transaction is subject to the execution by the parties of a definitive agreement and certain other conditions, and there can be no assurance that the transaction will be completed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: February 28, 2020

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