Form 10-Q
period 2020-03-31
Terra Secured Income Fund 5, LLC
filed 2020-05-18
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2020, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	March 31, 2020		December 31, 2019
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $241,227,760 and $0, respectively)	238,414,211	247.263245	—
Equity investment in Terra Property Trust, Inc. at fair value (cost of $0 and $243,924,852, respectively)	—		247,263,245
Cash and cash equivalents	308,448		97,937
Other assets	19,937		15,064
Total assets	$238,742,596		$247,376,246

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$340,218		$271,333
Due to related party	—		38,000
Total liabilities	340,218		309,333
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—		—
Non-managing members	238,402,378		247,066,913
Total members’ capital	238,402,378		247,066,913
Total liabilities and members’ capital	$238,742,596		$247,376,246
Net asset value per unit	$35,916		$37,222

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment income
Dividend income	$1,264,438	$3,922,875
Investment income
Other operating income	144	302
Total investment income	1,264,582	3,923,177
Operating expenses
Professional fees	174,099	173,214
Other	1,449	2,883
Total operating expenses	175,548	176,097
Net investment income	1,089,034	3,747,080
Net change in unrealized (depreciation) appreciation on investment	(2,286,298)	1,589,251
Net (decrease) increase in members’ capital resulting from operations	$(1,197,264)	$5,336,331
Per unit data:
Net investment income per unit	$164	$564
Net (decrease) increase in members’ capital resulting from operations per unit	$(180)	$804
Weighted average units outstanding	6,638	6,639

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	$—	$247,066,913	$247,066,913
Capital distributions	—	(7,467,271)	(7,467,271)
Increase in members’ capital resulting from operations:
Net investment income	—	1,089,034	1,089,034
Net change in unrealized depreciation on investment	—	(2,286,298)	(2,286,298)
Net decrease in members’ capital resulting from operations	—	(1,197,264)	(1,197,264)
Balance, March 31, 2020	$—	$238,402,378	$238,402,378

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(7,468,094)	(7,468,094)
Increase in members’ capital resulting from operations:
Net investment income	—	3,747,080	3,747,080
Net change in unrealized appreciation on investment	—	1,589,251	1,589,251
Net increase in members’ capital resulting from operations	—	5,336,331	5,336,331
Balance, March 31, 2019	$—	$260,948,679	$260,948,679

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(1,197,264)	$5,336,331
Adjustments to reconcile net (decrease) increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	6,562,736	3,633,537
Net change in unrealized depreciation (appreciation) on investment	2,286,298	(1,589,251)

Changes in operating assets and liabilities:
(Increase) decrease in other assets	(4,873)	6,269
Increase in accounts payable and accrued expenses	68,885	24,988
Decrease in due to related party	(38,000)	—
Net cash provided by operating activities	7,677,782	7,411,874

Cash flows from financing activities:
Distributions paid	(7,467,271)	(7,468,094)
Net cash used in financing activities	(7,467,271)	(7,468,094)

Net increase (decrease) in cash and cash equivalents	210,511	(56,220)
Cash and cash equivalents at beginning of period	97,937	131,784
Cash and cash equivalents at end of period	$308,448	$75,564

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$244,006,890	$—

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
March 31, 2020 (unaudited) and December 31, 2019

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the completion of these transactions, as of March 31, 2020, Terra JV, LLC (“Terra JV”) held 86.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra International Fund 3 REIT, LLC (“TIF3 REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of March 31, 2020, the Company indirectly beneficially owned 75.7% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

The following table presents a summary of the Company’s investment as of March 31, 2020 and December 31, 2019:

		Percentage Interest	March 31, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$241,227,760	$238,414,211	100.0%

		Number of Shares of Common Stock	December 31, 2019
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc.	1/1/2016 and 3/7/2016	14,912,990	$243,924,852	$247,263,245	100.1%

As of March 31, 2020 and December 31, 2019, the Company indirectly beneficially owned 75.7% and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust. Additionally, as of March 31, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 5, and as of December 31, 2019, Terra Property Trust was controlled by the Company.

The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at March 31, 2020:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,870,050	$5,200,628	2.2%
Austin H. I. Owner LLC	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,500,000	3,532,794	3,517,183	2,662,508	1.1%
High Pointe Mezzanine Investments, LLC (4)	US - SC	Student housing	15.0%	15.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,248,528	2,973,864	2,251,215	0.9%
LD Milipitas Mezz, LLC (7)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	3,992,734	4,037,567	4,028,233	3,049,372	1.3%
SparQ Mezz Borrower, LLC	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,700,000	8,784,239	8,750,946	6,624,466	2.8%
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	9,851,847	9,936,287	9,801,905	7,420,042	3.1%
								36,044,581	36,539,415	35,942,181	27,208,231	11.4%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2020 (unaudited) and December 31, 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2020 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$49,668,256	$49,734,503	$47,736,305	$36,136,383	15.2%
City Gardens 333 LLC (5)(6)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	28,905,569	28,917,582	28,886,501	21,867,081	9.2%
NB Private Capital, LLC (5)(6)	Various	Student housing	LIBOR +10.5% (3.5% Floor)	14.0%	1.0%	7/27/2018	4/16/2021	20,000,000	20,172,593	19,944,169	15,097,736	6.3%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,697,792	10,646,760	8,059,597	3.4%
REEC Harlem Holdings Company, LLC (4)	US - NY	Infill land	LIBOR + 12.5% (no Floor)	13.5%	—%	3/9/2018	3/9/2023	16,812,810	16,812,810	15,640,567	11,839,909	5.0%
RS JZ Driggs, LLC (5)(6)(9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	5/1/2020	8,200,000	8,283,124	8,280,299	6,268,186	2.6%
The Bristol at Southport, LLC	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,666,693	23,880,452	18,077,502	7.6%
								157,686,635	158,285,097	155,015,053	117,346,394	49.3%
First mortgages:
14th & Alice Street Owner, LLC (5)(8)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	19,610,084	19,728,938	19,472,992	14,741,055	6.2%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (no Floor)	5.5%	0.5%	2/22/2019	2/10/2022	41,523,796	41,631,238	41,676,800	31,549,338	13.2%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,893,646	22,862,074	17,306,590	7.3%
AGRE DCP Palm Springs, LLC (10)	US - CA	Hotel	LIBOR +4.75% (1.80% Floor)	6.6%	0.5%	12/12/2019	1/1/2023	30,514,799	30,522,379	30,551,440	23,127,440	9.7%
MSC Fields Peachtree Retreat, LLC (10)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,335	23,444,431	22,886,081	17,324,763	7.3%
Patrick Henry Recovery Acquisition, LLC (10)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,038,146	17,773,917	13,454,855	5.6%
TSG-Parcel 1, LLC (5)(6)	US - CA	Infill land	15.0%	15.0%	1.0%	7/10/2015	6/30/2020	18,000,000	18,180,000	18,174,634	13,758,198	5.8%
University Park Berkeley, LLC	US - CA	Student housing	LIBOR + 2.95% (1.50% Floor)	4.5%	0.3%	2/27/2020	3/1/2023	23,250,000	23,269,367	23,304,322	17,641,372	7.4%
Windy Hill PV Five CM, LLC (11)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	11,949,208	11,581,850	11,949,884	9,046,062	3.8%
								208,956,222	209,289,995	208,652,144	157,949,673	66.3%
Total gross loans held for investment								402,687,438	404,114,507	399,609,378	302,504,298	126.9%
Obligations under participation agreements (5)(6)(8)								(67,624,467)	(67,670,405)	(66,902,089)	(50,644,881)	(21.2)%
Net loans held for investment								$335,062,971	$336,444,102	$332,707,289	$251,859,417	105.7%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2020 (unaudited) and December 31, 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2020 (Continued):

Operating real estate:
Description	Acquisition Date	Real estate owned, net	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(14)
Multi-tenant office building in Santa Monica, CA (12)	7/30/2018	$50,963,207	$44,481,855	$6,481,352	$4,906,383	2.1%
Land in Conshohocken, PA (13)	1/9/2019	13,395,430	—	13,395,430	10,140,341	4.3%
		$64,358,637	$44,481,855	$19,876,782	$15,046,724	6.4%

Portfolio Company (1)	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (15):
Convertible bonds:
Blackstone Mortgage Trust Inc. - USD convertible bond	4.38%	3/23/2020	5/5/2022	$1,375,000	$1,079,381	$1,086,250	$822,291	0.4%
Blackstone Mortgage Trust Inc. - USD convertible bond	4.75%	3/23/2020	3/15/2023	$1,750,000	1,346,038	1,375,955	1,041,598	0.4%
					2,425,419	2,462,205	1,863,889	0.8%
Preferred shares:
City Office REIT, Inc. - Series A Preferred Shares	6.63%	3/19/2020	10/4/2021	13,804 shares	238,741	237,998	180,164	0.1%
Pebblebrook Hotel Trust - Series F Cumulative Redeemable Preferred Shares	6.30%	3/27/2020	5/25/2021	18,700 shares	250,597	294,151	222,672	0.1%
SL Green Realty Corp. - Series I Preferred Shares	6.50%	3/20/2020	5/1/2020	6,771 shares	134,834	154,469	116,933	—%
Summit Hotel Properties, Inc. - Non-Cumulative Series E Preferred Shares	6.25%	3/19/2020	11/13/2022	25,975 shares	256,778	341,571	258,569	0.1%
					880,950	1,028,189	778,338	0.3%
Total marketable securities					$3,306,369	$3,490,394	$2,642,227	1.1%
__________________________

(1)
Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.

(2)	Amount represents the Company’s portion, or 75.7%, of the fair value or net investment value.

(3)	Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $238.4 million at March 31, 2020.

(4)	The interest payment is past due on this loan. Terra Property Trust entered into a forbearance agreement with the borrower to allow for more time to make the interest payment.

(5)	The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated balance sheets.

(6)
Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC (“Terra Income Advisors”), an affiliate of our sponsor and Terra Property Trust’s manager.

(7)
On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of March 31, 2020, the unfunded commitment was $0.3 million.

(8)	Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.

(9)	On May 1, 2020, the maturity of this loan was extended to February 1, 2021.

(10)	These loans were used as collateral for $92.5 million of borrowings under a repurchase agreement.

(11)
In March 2020, Terra Property Trust restructured the loan into A-note and B-note. In connection with the restructuring, Terra Property Trust sold the A-note to a third-party. However, the sale did not qualify for sale accounting and therefore, the gross amount of the loan remains in the consolidated balance sheets.

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

(15)
In March 2020, the Company invested $3.3 million in short-term debt and equity securities. These securities are comprised of shares of preferred stock and bonds. Preferred stocks are traded on a national stock exchange and bonds are traded over-the-counter. Accordingly, fair value is readily determinable.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2020 (unaudited) and December 31, 2019

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2019:

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

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2020 (unaudited) and December 31, 2019

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

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2020 (unaudited) and December 31, 2019

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

(8)	Terra Property Trust sold a portion of its interest in this loan through a participation agreement to TPT2, an affiliated fund managed by Terra REIT Advisors.

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

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements (Unaudited)
March 31, 2020

Note 1. Business

Terra Secured Income Fund 5, LLC (the “Company”), is a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. The Company’s loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets. The Company believes loans of this size are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. The Company was formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. The Company makes substantially all of its investments and conducts substantially all of its real estate lending business through Terra Property Trust, which has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company’s objectives are to (i) preserve its members’ capital contributions, (ii) realize income from its investments and (iii) make monthly distributions to its members from cash generated from investments. There can be no assurances that the Company will be successful in meeting its objectives.

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

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the completion of these transactions, as of March 31, 2020, Terra JV held 86.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by TIF3 REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval right with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

The Company’s investment activities are externally managed by Terra Fund Advisors, LLC (“Terra Fund Advisors”). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or its affiliates or by individuals who were contracted by the Company or by the Manager or its affiliates to work on behalf of the Company pursuant to the terms of the operating agreement, as amended.

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

Notes to Unaudited Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements as of December 31, 2019 and for the three months ended March 31, 2019 and the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of March 31, 2020 and for the period from March 2, 2020 to March 31, 2020 includes all of the Company's accounts only.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Equity Investment in Terra JV or Terra Property Trust

Equity investment in Terra JV or Terra Property Trust represents the Company’s equity interest in Terra JV or Terra Property Trust as applicable, which was initially recorded at cost. Subsequent to the asset contribution, the equity investment is reported, at each reporting date, at fair value on the statements of financial condition. Change in fair value is reported in net change in unrealized appreciation or depreciation on investment on the statements of operations.

Revenue Recognition

Dividend Income: Dividend income associated with the Company’s ownership of Terra JV or Terra Property Trust is recognized on the record date as declared by Terra JV or Terra Property Trust. Any excess of distributions over Terra JV or Terra Property Trust’s cumulative net income are recorded as return of capital.

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

Notes to Unaudited Consolidated Financial Statements

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2020 and 2019, none of the Company’s income was subject to the NYC UBT.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The objective of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of information required by U.S. GAAP. The amendments in ASU 2018-13 added, removed and modified certain fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on its financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra JV or Terra Property Trust

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the completion of these transactions, as of March 31, 2020, Terra JV held 86.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by TIF3 REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at March 31, 2020 and December 31, 2019:

	March 31, 2020
Investment	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$241,227,760	$238,414,211	100.0%

	December 31, 2019
Investment	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$243,924,852	$247,263,245	100.1%

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019, the Company received approximately $7.8 million and $7.6 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $6.6 million and $3.6 million were returns of capital, respectively.

As of March 31, 2020 and December 31, 2019, the Company indirectly beneficially owned 75.7% (Note 4) and directly owned 98.6% of the outstanding shares of common stock of Terra Property Trust, respectively. The following tables present the summarized financial information of Terra Property Trust:

	March 31, 2020	December 31, 2019
Carrying value of loans held for investment	$402,969,513	$378,612,768
Real estate owned, net	76,645,592	77,596,475
Cash, cash equivalent and restricted cash	100,481,419	50,549,700
Other assets	24,390,805	20,584,135
Total assets	604,487,329	527,343,078
Mortgage loan payable, repurchase agreement payable, revolving credit facility payable and obligations under participation agreements	(238,640,684)	(227,548,397)
Accounts payable, accrued expenses and other liabilities	(39,719,823)	(40,826,139)
Lease intangible liabilities	(11,276,085)	(11,424,809)
Total liabilities	(289,636,592)	(279,799,345)
Stockholder’s equity	$314,850,737	$247,543,733

	Three Months Ended March 31,
	2020	2019
Revenues	$12,077,571	$12,737,934
Expenses	(11,188,049)	(8,815,059)
Net loss on extinguishment of obligations under participation agreements	(319,453)	—
Realized gains on marketable securities	8,894	—
Net income	$578,963	$3,922,875

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

Notes to Unaudited Consolidated Financial Statements

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

Assets and Liabilities Reported at Fair Value

The following table summarizes the Company’s equity investment at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$238,414,211	$238,414,211

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$247,263,245	$247,263,245

Changes in Level 3 investment for the three months ended March 31, 2020 and 2019 were as follows:

	Equity Investment in Terra JV	Equity Investment in Terra Property Trust
	Period from March 2, 2020 to March 31, 2020	Period from January 1, 2020 to March 1, 2020	Three Months Ended March 31, 2019
Beginning balance	$—	$247,263,245	$263,092,586
Transfer of ownership interest in Terra Property Trust to Terra JV	244,006,890	(244,006,890)	—
Return of capital	(2,779,129)	(3,783,607)	(3,633,537)
Net change in unrealized (depreciation) appreciation on investment	(2,813,550)	527,252	1,589,251
Ending balance	$238,414,211	$—	$261,048,300
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(2,813,550)	$527,252	$1,589,251

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2020 and 2019, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at March 31, 2020 and December 31, 2019 due to their short-term nature.

Valuation Process for Fair Value Measurement

Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, including available current market data on applicable

Notes to Unaudited Consolidated Financial Statements

yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan.

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

The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	March 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$238,414,211	Discounted cash flow (1)	Discount rate (1)	3.34%	19.25%	16.58%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$247,263,245	Discounted cash flow (1)	Discount rate (1)	4.11%	14.95%	12.36%
_______________

(1)	Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

Risks and Uncertainties

The Company’s investment in Terra Property Trust or Terra JV is highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Terra Property Trust’s loans are highly illiquid. Due to the illiquidity of the loans, valuation of the loans may be difficult, as there generally will be no established markets for these loans. As the Company’s investment is carried at fair value with fair value changes recognized in the statements of operations, any changes in fair value would directly affect the Company’s members’ capital.

Note 4. Related Party Transactions

Operating Agreement

The Company has an operating agreement, as amended, with Terra Fund Advisors. The operating agreement, as amended, is scheduled to terminate on December 31, 2023 unless the Company is dissolved earlier. Starting January 1, 2016, the Company conducts all of its real estate lending business through Terra Property Trust. As such, Terra Property Trust is responsible for management compensation paid and operating expenses reimbursed to its manager pursuant to a management agreement with the manager.

Dividend Income

As discussed in Note 3, for the three months ended March 31, 2020 and 2019, the Company received approximately $7.8 million and $7.6 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $6.6 million and $3.6 million were returns of capital, respectively.

Notes to Unaudited Consolidated Financial Statements

TPT2 Merger

On February 28, 2020, Terra Property Trust entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Terra Property Trust, Terra Property Trust 2, Inc. (“TPT2”) and Terra Fund 7, the sole stockholder of TPT2, pursuant to which TPT2 merged with and into Terra Property Trust, with Terra Property Trust continuing as the surviving corporation (the “TPT2 Merger”), effective March 1, 2020. In connection with the TPT2 Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the TPT2 Merger was converted into the right to receive from Terra Property Trust a number of shares of common stock, par value $0.01 per share, of Terra Property Trust equal to an exchange ratio, which was 1.2031. The exchange ratio was based on the relative fair value of Terra Property Trust and TPT2 as of December 31, 2019 as adjusted to reflect changes in net working capital of each of Terra Property Trust and TPT2 during the period from January 1, 2020 through March 1, 2020, the effective time for the TPT2 Merger. For purposes of determining the respective fair values of Terra Property Trust and TPT2, the value of the loans (or participation interests therein) held by each of Terra Property Trust and TPT2 was the value of such loans (or participation interests) as set forth in the audited financial statements of Terra Property Trust as of and for the year ended December 31, 2019. As a result, Terra Fund 7 received 2,116,785.76 shares of common stock of Terra Property Trust as consideration in the TPT2 Merger and subsequently contributed these shares to Terra JV. The shares of Terra Property Trust common stock issued in connection with the TPT2 Merger were issued in a private placement in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder
Issuance of Common Stock to TIF3 REIT
In addition, on March 2, 2020, Terra Property Trust entered into two separate contribution agreements, one by and among Terra Property Trust, TIF3 REIT and Terra Income Fund International, and another by and among Terra Property Trust, TIF3 REIT and Terra Secured Income Fund 5 International, pursuant to which Terra Property Trust issued 2,457,684.59 shares of common stock of Terra Property Trust to TIF3 REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by Terra Property Trust, $8.6 million in cash and other working capital (“Issuance of Common Stock to TIF3 REIT”).The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
Terra JV, LLC

Prior to the completion of the TPT2 Merger and the Issuance of Common Stock to TIF3 REIT transactions described above, the Company owned approximately 98.6% of the issued and outstanding shares of Terra Property Trust’s common stock indirectly through its wholly owned subsidiary, Terra JV, of which the Company was the sole managing member, and the remaining issued and outstanding shares of Terra Property Trust’s common stock were owned by TIF3 REIT.

As described above, Terra Property Trust acquired TPT2 in the TPT2 Merger and, in connection with such transaction, Terra Fund 7 contributed the shares of Terra Property Trust’s common stock received as consideration in the TPT2 Merger to Terra JV and became a co-managing member of Terra JV pursuant to the amended and restated operating agreement of Terra JV, dated March 2, 2020 (the “JV Agreement”). The JV Agreement and related stockholders agreement between Terra JV and Terra Property Trust, dated March 2, 2020, provide for the joint approval of the Company and Terra Fund 7 with respect to certain major decisions that are taken by Terra JV and Terra Property Trust.

On March 2, 2020, Terra Property Trust, the Company, Terra JV and Terra REIT Advisors also entered into the Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which the Company assigned its rights and obligations under the Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains the external manager of Terra Property Trust, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of Terra Property Trust, until Terra JV no longer holds at least 10% of the outstanding shares of Terra Property Trust’s common stock, Terra JV will have the right to nominate one individual to serve as a director of Terra Property Trust.

Following the completion of the transactions described above, as of March 31, 2020, Terra JV owns approximately 86.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by TIF3 REIT, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, of March 31, 2020, the Company indirectly beneficially owned 75.7% of Terra Property Trust's outstanding common stock through Terra JV.

Notes to Unaudited Consolidated Financial Statements

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

Note 6. Members’ Capital

As of both March 31, 2020 and December 31, 2019, the Company had 6,637.7 units outstanding. The net asset value per unit was $35,916 and $37,222 as of March 31, 2020 and December 31, 2019, respectively.

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

For both the three months ended March 31, 2020 and 2019, the Company made total distributions to non-manager members of $7.5 million. For the three months ended March 31, 2020 and 2019, the Company did not make any carried interest distributions to the Manager.

Capital Redemptions

At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of March 31, 2020 and December 31, 2019, no such reserve was established. For the three months ended March 31, 2020 and 2019, the Company did not redeem any membership units.

Allocation of Income (Loss)

Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering were offered at a price of $47,000 per unit. For the three months ended March 31, 2020 and 2019, the Company did not issue or redeem any membership units.

Note 7. Financial Highlights

The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the three months ended March 31, 2020 and 2019. These financial highlights consist of the operating

Notes to Unaudited Consolidated Financial Statements

performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the on-recurring expenses.

The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

The following summarizes the Company’s financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per unit operating performance:
Net asset value per unit, beginning of period	$37,222	$39,630
Increase in members’ capital from operations (1):
Net investment income	164	564
Net change in unrealized appreciation (depreciation) on investment	(344)	240
Total increase in members’ capital from operations	(180)	804
Distributions to member (2):
Capital distributions	(1,126)	(1,125)
Net decrease in members’ capital resulting from distributions	(1,126)	(1,125)
Net asset value per unit, end of period	$35,916	$39,309

Ratios to average net assets:
Expenses	0.29%	0.26%
Net investment income	1.79%	5.61%

IRR, beginning of period	6.40%	6.56%
IRR, end of period	6.08%	6.66%
_______________

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units and 6,639 units for the three months ended March 31, 2020 and 2019, respectively.

(2)	The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to Terra Secured Income Fund 5, LLC.

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

•
the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on the Company’s financial condition, results of operations, liquidity and capital resources and business operations;

•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•	the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•	the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;

•	volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;

•	changes in our investment objectives and business strategy;

•	the availability of financing on acceptable terms or at all;

•	the performance and financial condition of our borrowers;

•	changes in interest rates and the market value of our assets;

•	borrower defaults or decreased recovery rates from our borrowers;

•	changes in prepayment rates on our loans;

•	our use of financial leverage;

•
actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors” or the “Manager”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”);Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Property Trust, Inc. (“Terra Property Trust”); Terra International Fund 3, L.P. (“Terra International 3”); Terra International Fund 3 REIT, LLC (“TIF3 REIT”), a subsidiary of Terra International 3; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and in “Part II - Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

On January 1, 2016, Terra Secured Income Fund, LLC (“Terra Fund 1”), Terra Fund Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) merged with and into our subsidiaries (collectively, the “Terra Funds”) through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of our net assets and the net assets of the Terra Funds to Terra Property Trust in exchange for all of the shares of common stock of Terra Property Trust. We elected to engage in these transactions, which we refer to as the “REIT formation transactions,” to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the completion of these transactions, as of March 31, 2020, Terra JV held 86.4% of the issued and outstanding shares of Terra Property

Trust’s common stock with the remainder held by TIF3 REIT, and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of March 31, 2020, we indirectly beneficially owned 75.7% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Recent Developments

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

While we believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic, we are in the early stages of assessing its full impact on the commercial real estate market. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	14	22	9	22
Principal balance	$81,751,847	$320,935,591	$402,687,438	$67,624,467	$335,062,971
Amortized cost	82,483,887	320,485,626	402,969,513	67,670,405	335,299,108
Fair value	82,249,333	317,360,045	399,609,378	66,902,089	332,707,289
Weighted average coupon rate	12.76%	8.50%	9.36%	10.81%	9.07%
Weighted-average remaining term (years)	1.76	2.05	1.99	1.55	2.08

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________

(1)
These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.99% and 1.76% as of March 31, 2020 and December 31, 2019.

(2)
As of March 31, 2020 and December 31, 2019, amounts included $136.1 million and $114.8 million, respectively, of senior mortgages used as collateral for $92.5 million and $81.1 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% as of March 31, 2020 and LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019.

(3)	As of both March 31, 2020 and December 31, 2019, twelve of these loans, respectively, are subject to a LIBOR floor.

In addition to its net loan portfolio, as of March 31, 2020 and December 31, 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $65.4 million and $66.2 million as of March 31, 2020 and December 31, 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.5 million and $44.6 million as of March 31, 2020 and December 31, 2019, respectively.

Portfolio Investment Activity

For the three months ended March 31, 2020 and 2019, Terra Property Trust invested $9.3 million and $19.7 million in new and add-on loans, respectively, and had $10.0 million and $35.4 million of repayments, respectively, resulting in net repayments of $0.7 million and $15.7 million, respectively. Amounts are net of obligations under participation agreements, borrowings under the master repurchase agreement and proceeds from partial sale of a loan.

In addition, in March 2020, Terra Property Trust issued 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that it owned, cash of $25.5 million and other working capital. In connection with the transactions, the related participation obligations were settled.

In January 2019, Terra Property Trust acquired 4.9 acres of adjacent land encumbering a $14.3 million first mortgage via deed in lieu of foreclosure in exchange for the release of the first mortgage and related fees and expenses.

Portfolio Information

The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	March 31, 2020				December 31, 2019
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$183,010,572	$183,484,014	$182,796,297	54.4%	$160,984,996	$160,948,585	$161,736,057	58.6%
Preferred equity investments	120,342,631	120,792,169	118,281,649	35.2%	84,202,144	84,485,061	84,191,396	30.5%
Mezzanine loans	31,709,768	32,167,919	31,629,343	9.4%	29,636,382	29,992,795	30,044,179	10.9%
Allowance for loan losses	—	(1,144,994)	—	—%	—	—	—	—%
Total loan investments	$335,062,971	335,299,108	332,707,289	99.0%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		3,306,369	3,490,394	1.0%		—	—	—%
Total		$338,605,477	$336,197,683	100.0%		$275,426,441	$275,971,632	100.0%

	March 31, 2020				December 31, 2019
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$118,299,787	$118,461,624	$117,033,223	34.8%	$119,331,369	$119,145,879	$119,597,533	43.2%
Student housing	67,775,455	68,197,544	67,740,716	20.2%	26,470,740	26,725,148	26,638,826	9.7%
Multifamily	63,530,352	64,014,983	63,552,228	18.9%	49,017,844	49,331,885	49,386,995	17.9%
Hotel	43,524,567	43,657,531	43,585,923	13.0%	41,239,194	41,327,772	41,539,239	15.1%
Infill land	32,812,810	32,972,810	31,795,797	9.5%	29,644,375	29,756,375	29,588,829	10.7%
Industrial	7,000,000	7,000,000	6,870,050	2.0%	7,000,000	7,000,000	7,081,127	2.6%
Condominium	2,120,000	2,139,610	2,129,352	0.6%	2,120,000	2,139,382	2,139,083	0.8%
Allowance for loan losses	—	(1,144,994)	—	—%	—	—	—	—%
Total loan investments	$335,062,971	$335,299,108	$332,707,289	99.0%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		3,306,369	3,490,394	1.0%		—	—	—%
Total		$338,605,477	$336,197,683	100.0%		$275,426,441	$275,971,632	100.0%

	March 31, 2020				December 31, 2019
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$138,966,630	$139,295,735	$139,027,995	41.5%	$102,774,905	$102,622,718	$103,333,019	37.4%
Georgia	64,832,131	65,075,669	64,562,881	19.2%	61,772,764	61,957,443	62,073,996	22.5%
New York	53,197,176	53,306,217	50,809,315	15.1%	52,909,847	53,029,923	52,670,818	19.1%
North Carolina	28,317,034	28,458,437	28,351,141	8.4%	28,283,950	28,421,676	28,440,960	10.3%
Washington	23,500,000	23,666,693	23,880,452	7.1%	13,525,556	13,618,636	13,680,588	5.0%
Massachusetts	7,000,000	7,000,000	6,870,050	2.0%	7,000,000	7,000,000	7,081,127	2.6%
Texas	3,500,000	3,532,794	3,517,183	1.0%	2,450,000	2,472,244	2,474,149	0.9%
Illinois	3,337,398	3,366,198	3,328,081	1.0%	2,209,189	2,227,593	8,018,753	2.9%
Other (1)	12,412,602	12,742,359	12,360,191	3.7%	3,897,311	4,076,208	(1,801,778)	(0.7)%
Allowance for loan losses	—	(1,144,994)	—	—%	—	—	—	—%
Total loan investments	$335,062,971	335,299,108	332,707,289	99.0%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		3,306,369	3,490,394	1.0%		—	—	—%
Total		$338,605,477	$336,197,683	100.0%		$275,426,441	$275,971,632	100.0%
_______________

(1)
Other includes $4.2 million and $0.3 million of unused portion of a credit facility, $5.2 million and a $1.7 million of loans with collateral located in Kansas, and $3.0 million and $1.9 million of loans with collateral located in South Carolina at March 31, 2020 and December 31, 2019, respectively.

Factors Impacting Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income generated by Terra Property Trust from targeted assets, the market value of our assets and the supply of, and demand for, real estate-related loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs of Terra Property Trust may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

Market Risk

Terra Property Trust’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of Terra Property Trust’s loans may be difficult, as there generally will be no established markets for these loans.

The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. U.S. financial markets, in particular, are experiencing limited liquidity and forced selling by certain market participants with insufficient liquidity available to meet current obligations, which puts further downward pressure on asset prices. In reaction to these tumultuous and unpredictable market conditions, banks and other lenders have generally restricted lending activity and requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Terra Property Trust’s repurchase agreement contains margin call provisions that provide the lender with certain rights in the event of a decline in the market value of the assets purchased under the repurchase agreement. Upon the occurrence of a margin deficit event, the lender may require Terra Property Trust to make a payment to reduce the outstanding obligation to eliminate any margin deficit.

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

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair Terra Property Trust’s borrowers’ ability to pay principal and interest due to Terra Property Trust under its loan agreements.

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

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to sell, directly or indirectly, our equity interest in Terra Property Trust or Terra JV at a reasonable price in times of low trading volume, high volatility and financial stress.

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

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause Terra Property Trust to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.

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

Results of Operations
The following table presents the comparative results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Investment income
Dividend income	$1,264,438	$3,922,875	$(2,658,437)
Other operating income	144	302	(158)
Total investment income	1,264,582	3,923,177	(2,658,595)
Operating expenses
Professional fees	174,099	173,214	885
Other	1,449	2,883	(1,434)
Total operating expenses	175,548	176,097	(549)
Net investment income	1,089,034	3,747,080	(2,658,046)
Net change in unrealized (depreciation) appreciation on investment	(2,286,298)	1,589,251	(3,875,549)
Net (decrease) increase in members’ capital resulting from operations	$(1,197,264)	$5,336,331	$(6,533,595)

Dividend Income

Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of March 31, 2020 and December 31, 2019, we indirectly beneficially owned 75.7% through Terra JV and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust.

For the three months ended March 31, 2020 and 2019, we received distributions of $7.8 million and $7.6 million, respectively, or $0.53 and $0.51 per share, respectively, from Terra Property Trust and/or Terra JV, as applicable, of which $1.3 million and $3.9 million was recorded as dividend income, respectively, and $6.6 million and $3.6 million was recorded as return of capital, respectively.

For the three months ended March 31, 2020 as compared to the same period in 2019, Terra Property Trust’s net income decreased by $3.3 million, primarily due to (i) a provision for loan losses of $1.1 million on three loans with a loan risk rating of “4”; (ii) $1.0 million decrease in net interest income as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid; (iii) $0.4 million increase in fees paid and operating expenses reimbursed to Terra Property Trust’s Manager as a result of an increase in assets under management and an in its allocation ratio in relation to affiliated funds managed by Terra Property Trust’s Manager and its affiliates; (iv) a net loss of $0.3 million on extinguishment of obligations under participation agreement; and (v) an $0.2 million increase in real estate operating expenses as a result of an increase in real estate taxes;

Net Loan Portfolio

In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$388,164,960	9.5%	$353,616,681	11.5%
Obligations under participation agreements	(88,056,951)	11.7%	(97,506,192)	12.2%
Repurchase agreement payable	(94,465,741)	4.0%	(48,910,708)	4.9%
Net loans (3)	$205,642,268	11.1%	$207,199,781	12.7%
Senior loans
Gross loans	$189,925,027	6.9%	$111,125,457	8.7%
Obligations under participation agreements	(17,680,599)	10.6%	(11,627,551)	12.3%
Repurchase agreement payable	(94,465,741)	4.0%	(48,910,708)	4.9%
Net loans (3)	$77,778,687	9.7%	$50,587,198	11.6%
Subordinated loans (4)
Gross loans	$198,239,933	12.0%	$242,491,224	12.6%
Obligations under participation agreements	(70,376,352)	12.0%	(85,878,641)	12.2%
Net loans (3)	$127,863,581	12.0%	$156,612,583	12.7%
_______________

(1)	Amount is calculated based on the number of days each loan is outstanding.

(2)	Amount is calculated based on the underlying principal amount of each loan.

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

For the three months ended March 31, 2020 as compared to the same period in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

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

2020 — For the three months ended March 31, 2020, we recorded an increase in unrealized depreciation on investment of $2.3 million as the fair value of the Company’s investment in Terra Property Trust went down as a result of a decline in fair values of the underlying loans and assets. The decline in the underlying loans and assets of Terra Property Trust was primarily due to widening credit spreads as a result of the macro-economic conditions impacted by the COVID-19 outbreak.

2019 — For the three months ended March 31, 2019, we recorded an increase in the unrealized appreciation on investment of $1.6 million as the fair value of the Company’s investment in Terra Property Trust increase more than the cost primarily due to lower discount rates applied to certain of the underlying loans during the period.

Net (Decrease) Increase in Members’ Capital Resulting from Operations

For the three months ended March 31, 2020, we recorded a net decrease in members’ capital resulting from operations of $1.2 million, compared to a net increase in members’ capital resulting from operations of $5.3 million.

Financial Condition, Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. A total of $6.1 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $84.8 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. In addition, Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

On December 12, 2018, Terra Property Trust entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which Terra Property Trust expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and have a maturity date of December 12, 2020. As of March 31, 2020, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 4.0%, calculated using the 30-day LIBOR of 0.99% as of March 31, 2020. As of March 31, 2020, the amount remaining available under the repurchase agreement was $57.5 million.

Under the master repurchase agreement, on the second anniversary of the closing date and on each anniversary thereafter, Terra Property Trust is required to pay the buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. Terra Property Trust currently expects the actual interest paid in calendar year 2020 on borrowings under the master repurchase agreement to be less than $4.2 million. As a result, Terra Property Trust accrued approximately $0.1 million for the three months ended March 31, 2020 to make up for the difference between the actual interest paid and the $4.2 million.

The master repurchase agreement contains margin call provisions that provide the buyer with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreement. Upon the occurrence of a margin deficit event, the buyer may require the seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. During the three months ended March 31, 2020, Terra Property Trust received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the master repurchase agreement.

On June 20, 2019, Terra Property Trust entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which Terra Property Trust expects to use solely for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on June 20, 2020. As of March 31, 2020, the revolving credit facility was fully utilized.

Cash Flows Provided by Operating Activities

2020 — For the three months ended March 31, 2020, cash flows provided by operating activities were $7.7 million, primarily due to $7.8 million of dividends received from Terra Property Trust, of which $6.6 million was recorded as a return of capital.

2019 — For the three months ended March 31, 2019, cash flows provided by operating activities were $7.4 million, primarily due to $7.6 million of dividends received from Terra Property Trust, of which $3.6 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2020 — For the three months ended March 31, 2020, cash flows used in financing activities were $7.5 million primarily related to distributions paid to members.

2019 — For the three months ended March 31, 2019, cash flows used in financing activities was $7.5 million, primarily related to distributions paid to members.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Our investment was recorded at fair value on our statements of assets and liabilities and were categorized based on the inputs valuation techniques as follows:

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

Income Taxes

No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2020 and 2019, none of our income was subject to the NYC UBT.

We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. For the three months ended March 31, 2020 and 2019, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

The following table provides a summary of Terra Property Trust’s contractual obligations at March 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$67,624,467	$6,100,000	$61,524,467	$—	$—
Mortgage loan payable — principal (2)	44,481,855	44,481,855	—	—	—
Repurchase agreement payable — principal (3)	92,546,530	92,546,530	—	—	—
Revolving credit facility payable — principal (4)	35,000,000	35,000,000	—	—	—
Interest on borrowings (5)	16,097,781	10,743,969	5,353,812	—	—
Unfunded lending commitments (6)	106,976,256	84,773,975	22,202,281	—	—
Ground lease commitment (7)	84,141,938	1,264,500	2,529,000	2,529,000	77,819,438
	$446,868,827	$274,910,829	$91,609,560	$2,529,000	$77,819,438
___________________________

(1)
In the normal course of business, Terra Property Trust enters into participation agreements with related parties, and to a lesser extent, non-related parties, whereby it transfers a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on its consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Terra Property Trust has no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.

(2)
Terra Property Trust has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $0.2 million.

(3)	Terra Property Trust may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $1.2 million.

(4)
Terra Property Trust’s revolving credit facility matures on June 20, 2020. Terra Property Trust has sufficient cash on hand to repay the amount outstanding under the revolving credit facility. Amount excludes unamortized deferred financing costs of $0.1 million.

(5)	Interest was calculated using the applicable annual variable interest rate and balance outstanding at March 31, 2020. Amount represents interest expense through maturity plus exit fee as application.

(6)
Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of March 31, 2020, Terra Property Trust had eight of such loans with total funding commitments of $308.3 million, of which $201.3 million had been funded.

(7)	Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended March 31,
	2020	2019
Origination and extension fee expense (1)	$437,617	$683,172
Asset management fee	1,029,533	880,355
Asset servicing fee	234,208	204,477
Operating expenses reimbursed to Manager	1,367,189	1,115,204
Disposition fee (2)	75,520	469,933
Total	$3,144,067	$3,353,141
_______________

(1)	Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.

(2)	Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

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
As of March 31, 2020, Terra Property Trust had 14 investments with an aggregate principal balance of $263.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.6 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.8 million.

Additionally, Terra Property Trust had $44.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $92.5 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% with a LIBOR floor ranging from no floor to 2.52% and collateralized by $136.1 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s total annual interest expense by approximately $0.2 million and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.4 million.

In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, or the LIBOR transition date. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based loans, including Terra Property Trust’s portfolio of LIBOR-indexed, floating-rate loans, or the cost of its borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in Terra Property Trust’s portfolio, or the cost of its borrowings. The potential effect of the phase-out or replacement of LIBOR on Terra Property Trust’s cost of capital and net investment income cannot yet be determined.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2020 and 2019, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, Terra Property Trust, Terra JV nor our Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra Property Trust, Terra JV or our Manager. From time to time, we, Terra Property Trust and individuals employed by our Manager or its affiliates may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 other than the ones below.

Major public health issues, including the current outbreak of COVID-19, and related disruptions in the U.S. and global economy and financial markets have adversely impacted and could continue to adversely impact or disrupt our financial condition and results of operations.
The recent outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of Terra Property Trust's commercial real estate loans, have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Further, such actions have created, and we expect will continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impacted a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and continue to cause regional, national and global economic slowdowns and potentially trigger recessions in any or all of these areas.
In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the U.S. Congress approved, and President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. Although this action by the federal government, together with other actions taken at the federal, regional and local levels, are intended to support these economies, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects on the economy and potentially a recession. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may be significant, around the world.
We believe that our and Terra Property Trust's ability, as well as that of Terra REIT Advisors, LLC ("Terra REIT Advisors"), the external manager of Terra Property Trust, and our Manager, to operate, our and Terra Property Trust's level of business activity and the profitability of our and Terra Property Trust's business, as well as the values of, and the cash flows from, the loan assets Terra Property Trust owns have been, and will continue to be, impacted by the effects of COVID-19 and could in the future be impacted by another pandemic or other major public health issues. While we, Terra Property Trust, Terra REIT Advisors and our Manager have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our or Terra Property Trust's business from such events.

The effects of COVID-19 have adversely impacted the value of Terra Property Trust's loan assets, and our and Terra Property Trust's business, financial condition and results of operations and cash flows. Some of the factors that impacted us and Terra Property Trust to date and may continue to affect us and Terra Property Trust include the following:

•	the decline in the value of commercial real estate, which negatively impacts the value of Terra Property Trust's loans, potentially materially;

•
to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans Terra Property Trust owns, Terra Property Trust could become subject to additional margin calls under the master repurchase agreement with Goldman Sachs Bank USA, and if Terra Property Trust fails to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by Terra Property Trust of its aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations. Terra Property Trust may not have the funds available to repay such financing obligations, and it may be unable to raise the funds from alternative sources on favorable terms or at all. Forced sales of the loans or other assets that secure Terra Property Trust's financing obligations in order to pay outstanding financing obligations may be on terms less favorable to it than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against Terra Property Trust;

•	difficulty accessing debt and equity capital on attractive terms, or at all;

•
a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may affect Terra Property Trust or its borrowers’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all);

•
government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction loans may prevent the completion, on a timely basis or at all, of such projects;

•
unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating loans for impairments and establishing allowances for loan losses;

•	Terra Property Trust's ability to remain in compliance with the financial covenants under its borrowings, including in the event of impairments in the value of the loans it owns;

•
a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect Terra Property Trust's ability to make new investments or to redeploy the proceeds from repayments of its existing investments;

•	disruptions to the efficient function of our or Terra Property Trust's operations because of, among other factors, any inability to access short-term or long-term financing for the loans it makes;

•	Terra Property Trust's need to sell assets, including at a loss;

•	Terra Property Trust’s loan origination activities;

•
inability of other third-party vendors Terra Property Trust or we rely on to conduct Terra Property Trust's or our business to operate effectively and continue to support Terra Property Trust's or our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•
effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of Terra Property Trust's or our business; and

•	Terra Property Trust's or our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19. There are no comparable recent events which provide guidance as to the effect of the spread of COVID-19 and a pandemic on our business. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

We may receive distributions from Terra Property Trust on a delayed basis or distributions may decrease over time. Changes in the amount and timing of distributions Terra Property Trust pays or in the tax characterization of distributions Terra Property Trust pays may adversely affect the fair value of our units or may result in our members being taxed on their allocable share of distributions from Terra Property Trust at a higher rate than initially expected.

Our distributions are driven by a variety of factors, including Terra Property Trust's minimum distribution requirements under the REIT tax laws and Terra Property Trust's REIT taxable income (including certain items of non-cash income) as calculated pursuant to the Internal Revenue Code. Terra Property Trust is generally required to distribute to its stockholders at least 90% of its REIT taxable income, although its reported financial results for GAAP purposes may differ materially from its REIT taxable income.
In the year ended December 31, 2019, Terra Property Trust paid $30.4 million of cash distributions on its common stock, representing cumulative distributions of $2.03 per share. For the three months ended March 31, 2020, Terra Property Trust's board of directors declared cumulative cash distribution of $0.53 per share that were paid monthly in the same period in which each was declared.
Terra Property Trust continues to prudently evaluate its liquidity and review the rate of future distributions in light of its financial condition and its applicable minimum distribution requirements under applicable REIT tax laws and regulations. Terra Property Trust may determine to pay distributions on a delayed basis or decrease distributions for a number of factors, including the risk factors described in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.
To the extent Terra Property Trust determines that future distributions would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations, rather than the distribution of income, Terra Property Trust may determine to discontinue distribution payments until such time that distributions would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of Terra Property Trust’s payment of distributions would not only reduce the amount of distributions you would receive as a holder of our units, but could also have the effect of reducing the fair value of our units and the ability of Terra Property Trust to raise capital in future securities offerings.
In addition, the rate at which holders of our units are taxed on their allocable share of Terra Property Trust’s distributions and the characterization of such distributions - be it ordinary income, capital gains, or a return of capital - could have an impact on the fair value of our units. After Terra Property Trust announces the expected characterization of distributions Terra Property Trust has paid, the actual characterization (and, therefore, the rate at which holders of our units are taxed on their allocable share of Terra Property Trust’s distributions) could vary from Terra Property Trust’s expectations, including due to errors, changes made in the course of preparing Terra Property Trust’s corporate tax returns, or changes made in response to an audit by the Internal Revenue Service, or the IRS, with the result that holders of our units could incur greater income tax liabilities than expected.
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

2.7
Agreement and Plan of Merger, dated February 28, 2020, by and among Terra Property Trust, Inc., Terra Property Trust 2, Inc. and Terra Secured Income Fund 7, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-56117) filed with the SEC on March 5, 2020).

3.1
Amended and Restated Limited Liability Company Agreement of the registrant, dated January 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

10.1*	Amended and Restated Limited Liability Company Agreement of Terra JV, LLC, by and among Terra Secured Income Fund 5, LLC, and Terra Secured Income Fund 7, LLC.

10.2*	Terra JV Contribution Agreement by and between Terra Secured Income Fund 7, LLC and Terra JV, LLC, dated March 2, 2020.

10.3*	Stockholder Rights Agreement among Terra JV, LLC and Terra Property Trust, Inc., dated March 2, 2020.

10.4*	Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Income Fund International, dated March 2, 2020.

10.5*	Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Secured Income Fund 5 International, dated March 2, 2020.

10.6*	Amended and Restated Voting Agreement by and among Terra Property Trust, Inc., Terra Secured Income Fund 5, LLC, Terra JV, LLC and Terra REIT Advisors, LLC, dated March 2, 2020.

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
_______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: May 15, 2020

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