Form 10-Q/A
period 2020-03-31
Terra Secured Income Fund 5, LLC
filed 2020-05-29
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-55780

Terra Secured Income Fund 5, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0967526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Fifth Avenue, 6th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 753-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934:
None

Securities registered pursuant to section 12(g) of the Securities Exchange Act of 1934:
Units of Limited Liability Company Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2020, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Terra Secured Income Fund 5, LLC (the "Company") that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 18, 2020 (the “Form 10-Q”) is to add this Explanatory Note which was inadvertently omitted from the Form 10-Q.

Reliance on Securities and Exchange Commission Order

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on May 15, 2020, the Company determined to rely on the relief provided by the SEC’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of its Form 10-Q due to circumstances related to the novel coronavirus disease 2019 ("COVID-19") pandemic.

Specifically, the Company disclosed that, while the Company and Terra Fund Advisors, LLC, the Company's manager, have fully implemented business continuity plans and transitioned to a remote work environment in response to the operational risks and health risks associated with the COVID-19 pandemic, the adverse effect of the ongoing COVID-19 pandemic has resulted in dislocation in underlying credit markets and it has taken longer than usual to collect market data on which to base the Company's estimates that impact its fair value reporting.  As a result, the Company was not able to complete the Form 10-Q on May 15, 2020, the filing deadline for the Form 10-Q. The Company disclosed it expected to file, and it did file, its Form 10-Q on May 18, 2020 (which was within the permitted timeframe of the Order).

The Amendment does not reflect events occurring after the date of the filing of the Form 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Form 10-Q. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and the certifications filed as exhibits to the Amendment.

Item 6. Exhibits

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: May 28, 2020

TERRA SECURED INCOME FUND 5, LLC

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory M. Pinkus
Gregory M. Pinkus
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

*	The registrant is a limited liability company managed by Terra Fund Advisors, LLC, its sole and managing member and the persons are signing in their respective capacities as officers of Terra Fund Advisors, LLC.