Form 10-Q
period 2020-06-30
Terra Secured Income Fund 5, LLC
filed 2020-08-10
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2020, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $238,509,445 and $0, respectively)	$238,509,869	$—
Equity investment in Terra Property Trust, Inc. at fair value (cost of $0 and $243,924,852, respectively)	—	247,263,245
Cash and cash equivalents	400,213	97,937
Other assets	11,573	15,064
Total assets	$238,921,655	$247,376,246

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$216,691	$271,333
Due to related party	—	38,000
Total liabilities	216,691	309,333
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	238,704,964	247,066,913
Total members’ capital	238,704,964	247,066,913
Total liabilities and members’ capital	$238,921,655	$247,376,246
Net asset value per unit	$35,962	$37,222

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
Dividend income	$681,685	$—	$1,946,123	$3,922,875
Other operating income	34	90	178	392
Total investment income	681,719	90	1,946,301	3,923,267
Operating expenses
Professional fees	161,100	98,119	335,199	271,333
Other	1,295	6,076	2,744	8,959
Total operating expenses	162,395	104,195	337,943	280,292
Net investment income (loss)	519,324	(104,105)	1,608,358	3,642,975
Net change in unrealized appreciation on investment	2,813,973	1,609,008	527,675	3,198,259
Net increase in members’ capital resulting from operations	$3,333,297	$1,504,903	$2,136,033	$6,841,234
Per unit data:
Net investment income (loss) per unit	$78	$(16)	$242	$549
Net increase in members’ capital resulting from operations per unit	$502	$227	$322	$1,030
Weighted average units outstanding	6,638	6,639	6,638	6,639

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, April 1, 2020	$—	$238,402,378	$238,402,378
Capital distributions	—	(3,030,711)	(3,030,711)
Increase in members’ capital resulting from operations:
Net investment income	—	519,324	519,324
Net change in unrealized appreciation on investment	—	2,813,973	2,813,973
Net increase in members’ capital resulting from operations	—	3,333,297	3,333,297
Balance, June 30, 2020	$—	$238,704,964	$238,704,964

	Managing Member	Non-Managing Members	Total
Balance, April 1, 2019	$—	$260,948,679	$260,948,679
Capital distributions	—	(7,468,095)	(7,468,095)
Increase in members’ capital resulting from operations:
Net investment loss	—	(104,105)	(104,105)
Net change in unrealized appreciation on investment	—	1,609,008	1,609,008
Net increase in members’ capital resulting from operations	—	1,504,903	1,504,903
Balance, June 30, 2019	$—	$254,985,487	$254,985,487

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	$—	$247,066,913	$247,066,913
Capital distributions	—	(10,497,982)	(10,497,982)
Increase in members’ capital resulting from operations:
Net investment income	—	1,608,358	1,608,358
Net change in unrealized appreciation on investment	—	527,675	527,675
Net increase in members’ capital resulting from operations	—	2,136,033	2,136,033
Balance, June 30, 2020	$—	$238,704,964	$238,704,964

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(14,936,189)	(14,936,189)
Increase in members’ capital resulting from operations:
Net investment income	—	3,642,975	3,642,975
Net change in unrealized appreciation on investment	—	3,198,259	3,198,259
Net increase in members’ capital resulting from operations	—	6,841,234	6,841,234
Balance, June 30, 2019	$—	$254,985,487	$254,985,487

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$2,136,033	$6,841,234
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	9,281,051	11,260,039
Net change in unrealized appreciation on investment	(527,675)	(3,198,259)

Changes in operating assets and liabilities:
Decrease (increase) in other assets	3,491	(14,260)
(Decrease) increase in accounts payable and accrued expenses	(54,642)	8,804
Decrease in due to related party	(38,000)	—
Net cash provided by operating activities	10,800,258	14,897,558

Cash flows from financing activities:
Distributions paid	(10,497,982)	(14,936,189)
Net cash used in financing activities	(10,497,982)	(14,936,189)

Net increase (decrease) in cash and cash equivalents	302,276	(38,631)
Cash and cash equivalents at beginning of period	97,937	131,784
Cash and cash equivalents at end of period	$400,213	$93,153

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$244,006,890	$—

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
June 30, 2020 (unaudited) and December 31, 2019

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of June 30, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra International Fund 3 REIT, LLC (“TIF3 REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of June 30, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

        The following table presents a summary of the Company’s investment as of June 30, 2020 and December 31, 2019:

		Percentage Interest	June 30, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$238,509,445	$238,509,869	99.9%

		Number of Shares of Common Stock	December 31, 2019
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc.	1/1/2016 and 3/7/2016	14,912,990	$243,924,852	$247,263,245	100.1%

        As of June 30, 2020 and December 31, 2019, the Company indirectly beneficially owned 76.5% and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust. Additionally, as of June 30, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7, and as of December 31, 2019, Terra Property Trust was controlled by the Company.

        The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at June 30, 2020:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,866,583	$5,252,936	2.2%
Austin H. I. Owner LLC	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,613,000	3,647,936	3,645,676	2,788,942	1.2%
High Pointe Mezzanine Investments, LLC (4)	US - SC	Student housing	15.0%	15.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,233,789	2,984,870	2,283,426	1.0%
LD Milipitas Mezz, LLC (7)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	4,250,000	4,297,989	4,297,730	3,287,763	1.4%
SparQ Mezz Borrower, LLC (8)	US - CA	Multifamily	12.0%	12.0%	1.0%	9/29/2017	10/1/2020	8,700,000	8,785,415	8,756,821	6,698,968	2.9%
Stonewall Station Mezz LLC (5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	10,010,007	10,097,447	10,121,270	7,742,772	3.2%
								36,573,007	37,062,576	36,672,950	28,054,807	11.9%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2020 (unaudited) and December 31, 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2020 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$51,037,529	$51,094,313	$49,728,042	$38,041,952	15.9%
City Gardens 333 LLC (5)(6)	US - CA	Multifamily	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	27,449,731	27,461,070	27,446,297	20,996,417	8.8%
NB Private Capital, LLC (5)(6)(8)	Various	Student housing	16.0%	16.0%	1.0%	7/27/2018	4/16/2021	19,670,115	19,837,285	19,864,687	15,196,486	6.3%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,699,082	10,680,949	8,170,926	3.4%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	12.7%	—%	3/9/2018	3/9/2023	14,759,047	14,759,047	13,573,859	10,384,002	4.4%
RS JZ Driggs, LLC (5)(6)(9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	8/1/2020	8,200,000	8,276,271	8,282,546	6,336,148	2.7%
The Bristol at Southport, LLC (8)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,671,815	23,951,192	18,322,662	7.7%
								155,216,422	155,798,883	153,527,572	117,448,593	49.2%
First mortgages:
14th & Alice Street Owner, LLC (5)(10)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	24,510,905	24,689,333	24,407,964	18,672,092	7.8%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.7%	0.5%	2/22/2019	2/10/2022	45,671,947	45,853,379	45,821,197	35,053,216	14.7%
330 Tryon DE LLC (11))	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,896,169	22,898,866	17,517,632	7.4%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel	LIBOR +4.75% (1.80% Floor)	6.6%	0.5%	12/12/2019	1/1/2023	32,975,680	33,030,797	33,084,469	25,309,619	10.6%
MSC Fields Peachtree Retreat, LLC (11)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,335	23,442,092	23,108,448	17,677,963	7.4%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,038,578	17,845,715	13,651,972	5.7%
TSG-Parcel 1, LLC (5)(6)	US - CA	Infill land	15.0%	15.0%	1.0%	7/10/2015	12/31/2020	18,000,000	18,180,000	18,177,747	13,905,976	5.8%
University Park Berkeley, LLC	US - CA	Student housing	LIBOR + 2.95% (1.50% Floor)	4.5%	0.3%	2/27/2020	3/1/2023	23,250,000	23,272,652	23,304,937	17,828,277	7.5%
Windy Hill PV Five CM, LLC (12)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	13,797,643	13,498,117	13,825,988	10,576,881	4.4%
								222,314,510	222,901,117	222,475,331	170,193,628	71.3%
Total gross loans held for investment								414,103,939	415,762,576	412,675,853	315,697,028	132.3%
Obligations under participation agreements (5)(6)(10)								(78,116,748)	(78,246,519)	(77,898,387)	(59,592,266)	(25.1)%
Allowance for loan losses								—	(1,314,294)	—	—	—%
Net loans held for investment								$335,987,191	$336,201,763	$334,777,466	$256,104,762	107.2%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2020 (unaudited) and December 31, 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2020 (Continued):

Operating real estate:
Description	Acquisition Date	Real estate owned, net	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(15)
Multi-tenant office building in Santa Monica, CA (13)	7/30/2018	$50,570,596	$44,481,855	$6,088,741	$4,657,887	2.0%
Land in Conshohocken, PA (14)	1/9/2019	13,395,430	—	13,395,430	10,247,504	4.2%
		$63,966,026	$44,481,855	$19,484,171	$14,905,391	6.2%

Portfolio Company	Interest Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (16):
Preferred shares:
City Office REIT, Inc. - Series A Preferred Shares	6.63%	3/19/2020	10/4/2021	5,768	$104,653	$136,529	$104,445	0.04%
City Office REIT, Inc. - Series A Preferred Shares	6.63%	3/26/2020	10/4/2021	4,206	63,910	99,556	76,160	0.04%
Total marketable securities					$168,563	$236,085	180,605	0.08%
__________________________
(1)Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.
(2)Amount represents the Company’s portion, or 76.5%, of the fair value or net investment value.
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $238.7 million at June 30, 2020.
(4)Terra Property Trust entered into a forbearance agreement with the borrower to allow for more time to make the interest payment.
(5)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated balance sheets.
(6)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC (“Terra Income Advisors”), an affiliate of our sponsor and Terra Property Trust’s manager.
(7)On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of June 30, 2020, the commitment was fully funded.
(8)In June 2020, Terra Property Trust amended the credit facility agreement to provide for interest at a fixed rate of 16.00% and to capitalize any unpaid interest to principal.
(9)In August 2020, Terra Property Trust extended the maturity of this loan to February 1, 2021.
(10)Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.
(11)These loans were used as collateral for $95.4 million of borrowings under a repurchase agreement.
(12)In March 2020, Terra Property Trust restructured the loan into A-note and B-note. In connection with the restructuring, Terra Property Trust sold the A-note to a third-party. However, the sale did not qualify for sale accounting and therefore, the gross amount of the loan remains in the consolidated balance sheets.

(13)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. Real estate owned, net amount includes building and building improvements, tenant improvements and lease intangible assets and liabilities, net of accumulated depreciation and amortization.
(14)Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure. On June 30, 2019, Terra Property Trust recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.
(15)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(16)From time to time, Terra Property Trust might invest in short-term debt and equity securities. These securities are comprised of shares of preferred stock and bonds.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2020 (unaudited) and December 31, 2019

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
June 30, 2020 (unaudited) and December 31, 2019

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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2020 (unaudited) and December 31, 2019

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

___________________________
(1)Because there is no readily available market for these loans, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.
(2)Amount represents the Company’s portion, or 98.6%, of the fair value or net investment value.
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $247.1 million at December 31, 2019.
(4)Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Secured Income Fund 5 International, an affiliated fund advised by Terra REIT Advisors.
(5)Terra Property Trust sold a portion of its interests in these loans via participation agreements to Terra Income Fund International, an affiliated fund advised by Terra REIT Advisors.
(6)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated statements of financial condition.
(7)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, an affiliate of our sponsor and Terra Property Trust’s manager.
(8)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to TPT2, an affiliated fund managed by Terra REIT Advisors.
(9)On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of December 31, 2019, the unfunded commitment was $1.1 million.
(10)Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.
(11)These loans were used as collateral for $81.1 million of borrowings under a repurchase agreement.
(12)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. Real estate owned, net amount includes building and building improvements, tenant improvements and lease intangible assets and liabilities, net of accumulated depreciation and amortization.
(13)Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure. On June 30, 2019, Terra Property Trust recorded an impairment charge of $1.6 million on the land in order to reduce the carrying value of the land to its estimated fair value, which is the estimated selling price less the cost of sale.
(14)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements (Unaudited)
June 30, 2020

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

        On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of June 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by TIF3 REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements as of December 31, 2019 and for the three and six months ended June 30, 2019 and the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of June 30, 2020 and for the period from March 2, 2020 to June 30, 2020 and the three months ended June 30, 2020 includes all of the Company’s accounts only.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the first half of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Notes to Unaudited Financial Statements

Income Taxes

        No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2020 and 2019, none of the Company’s income was subject to the NYC UBT.

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

        The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investment and Fair Value

Equity Investment in Terra JV or Terra Property Trust

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of June 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by TIF3 REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

Notes to Unaudited Financial Statements

The following tables present a summary of the Company’s investment at June 30, 2020 and December 31, 2019:

	June 30, 2020
Investment	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$238,509,445	$238,509,869	99.9%

	December 31, 2019
Investment	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$243,924,852	$247,263,245	100.1%

For the three months ended June 30, 2020 and 2019, the Company received approximately $3.4 million and $7.6 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $2.7 million and $7.6 million were returns of capital, respectively. For the six months ended June 30, 2020 and 2019, the Company received approximately $11.2 million and $15.2 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $9.3 million and $11.3 million were returns of capital, respectively.

        As of June 30, 2020 and December 31, 2019, the Company indirectly beneficially owned 76.5% (Note 4) and directly owned 98.6% of the outstanding shares of common stock of Terra Property Trust, respectively. The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2020	December 31, 2019
Carrying value of loans held for investment	$414,448,282	$378,612,768
Real estate owned, net	75,694,708	77,596,475
Cash, cash equivalent and restricted cash	102,945,300	50,549,700
Other assets	21,143,973	20,584,135
Total assets	614,232,263	527,343,078
Mortgage loan payable, repurchase agreement payable, revolving credit facility payable and obligations under participation agreements	(252,571,125)	(227,548,397)
Accounts payable, accrued expenses and other liabilities	(41,304,905)	(40,826,139)
Lease intangible liabilities	(11,127,360)	(11,424,809)
Total liabilities	(305,003,390)	(279,799,345)
Stockholder’s equity	$309,228,873	$247,543,733

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$12,064,629	$13,332,694	$24,142,200	$26,070,628
Expenses	(10,562,322)	(13,486,179)	(21,750,371)	(22,301,238)
Net loss on extinguishment of obligations under participation agreements	—	—	(319,453)	—
Realized gains on marketable securities	1,076,213	—	1,085,107	—
Unrealized gains on marketable securities	67,522	—	67,522	—
Net income (loss)	$2,646,042	$(153,485)	$3,225,005	$3,769,390

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

Notes to Unaudited Financial Statements

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

Assets and Liabilities Reported at Fair Value

        The following table summarizes the Company’s equity investment at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$238,509,869	$238,509,869

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$247,263,245	$247,263,245

Notes to Unaudited Financial Statements

        Changes in Level 3 investment for the six months ended June 30, 2020 and 2019 were as follows:

	Equity Investment in Terra JV	Equity Investment in Terra Property Trust
	Period from March 2, 2020 to June 30, 2020	Period from January 1, 2020 to March 1, 2020	Six Months Ended June 30, 2019
Beginning balance	$—	$247,263,245	$263,092,586
Transfer of ownership interest in Terra Property Trust to Terra JV	244,006,890	(244,006,890)	—
Return of capital	(5,497,444)	(3,783,607)	(11,260,039)
Net change in unrealized appreciation on investment	423	527,252	3,198,259
Ending balance	$238,509,869	$—	$255,030,806
Net change in unrealized appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$423	$527,252	$3,198,259

        Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2020 and 2019, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2020 and December 31, 2019 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	June 30, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$238,509,869	Discounted cash flow (1)	Discount rate (1)	2.51%	19.05%	16.82%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$247,263,245	Discounted cash flow (1)	Discount rate (1)	4.11%	14.95%	12.36%
_______________

Notes to Unaudited Financial Statements

(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.

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

Dividend Income

        As discussed in Note 3, for the three months ended June 30, 2020 and 2019, the Company received approximately $3.4 million and $7.6 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $2.7 million and $7.6 million were returns of capital, respectively. For the six months ended June 30, 2020 and 2019, the Company received approximately $11.2 million and $15.2 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $9.3 million and $11.3 million were returns of capital, respectively.

TPT2 Merger

        On February 28, 2020, Terra Property Trust entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Terra Property Trust, Terra Property Trust 2, Inc. (“TPT2”) and Terra Fund 7, the sole stockholder of TPT2, pursuant to which TPT2 merged with and into Terra Property Trust, with Terra Property Trust continuing as the surviving corporation (the “TPT2 Merger”), effective March 1, 2020. In connection with the TPT2 Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the TPT2 Merger was converted into the right to receive from Terra Property Trust a number of shares of common stock, par value $0.01 per share, of Terra Property Trust equal to an exchange ratio, which was 1.2031. The exchange ratio was based on the relative fair value of Terra Property Trust and TPT2 as of December 31, 2019 as adjusted to reflect changes in net working capital of each of Terra Property Trust and TPT2 during the period from January 1, 2020 through March 1, 2020, the effective time for the TPT2 Merger. For purposes of determining the respective fair values of Terra Property Trust and TPT2, the value of the loans (or participation interests therein) held by each of Terra Property Trust and TPT2 was the value of such loans (or participation interests) as set forth in the audited financial statements of Terra Property Trust as of and for the year ended December 31, 2019. As a result, Terra Fund 7 received 2,116,785.76 shares of common stock of Terra Property Trust as consideration in the TPT2 Merger and subsequently contributed these shares to Terra JV. The shares of Terra Property Trust common stock issued in connection with the TPT2 Merger were issued in a private placement in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder
Issuance of Common Stock to TIF3 REIT
        In addition, on March 2, 2020, Terra Property Trust entered into two separate contribution agreements, one by and among Terra Property Trust, TIF3 REIT and Terra Income Fund International, and another by and among Terra Property Trust, TIF3 REIT and Terra Secured Income Fund 5 International, pursuant to which Terra Property Trust issued 2,457,684.59 shares of common stock of Terra Property Trust to TIF3 REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by Terra Property Trust, $8.6 million in cash and other working capital (“Issuance of Common Stock to TIF3 REIT”).The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. On April 29, 2020, Terra Property Trust repurchased, at a purchase price $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to TIF3 REIT on September 30, 2019.

Notes to Unaudited Financial Statements

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

        As of June 30, 2020, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by TIF3 REIT, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of June 30, 2020, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Note 6. Members’ Capital

        As of both June 30, 2020 and December 31, 2019, the Company had 6,637.7 units outstanding. The net asset value per unit was $35,962 and $37,222 as of June 30, 2020 and December 31, 2019, respectively.

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

Notes to Unaudited Financial Statements

the Manager which the Company refers to as the carried interest distribution, and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the offering concurrent with the Merger is 8.5%.

        For the three months ended June 30, 2020 and 2019, the Company made total distributions to non-manager members of $3.0 million and $7.5 million, respectively. For the six months ended June 30, 2020 and 2019, the Company made total distributions to non-manager members of $10.5 million and $14.9 million, respectively. For the three and six months ended June 30, 2020 and 2019, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

        At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2020 and December 31, 2019, no such reserve was established. For the three and six months ended June 30, 2020 and 2019, the Company did not redeem any membership units.

Allocation of Income (Loss)

        Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Member Units

        Each membership interest through the original offering was offered for a price of $50,000 per unit. The membership interests in Terra Funds 1 through 4 were exchanged for units of the Company at a price of $43,410 per unit, which was the exchange value per unit of the Company on December 31, 2015, and the units in the Rights Offering were offered at a price of $47,000 per unit. For the six months ended June 30, 2020 and 2019, the Company did not issue or redeem any membership units.

Note 7. Financial Highlights

        The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2020 and 2019. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the on-recurring expenses.

        The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

Notes to Unaudited Financial Statements

        The following summarizes the Company’s financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Per unit operating performance:
Net asset value per unit, beginning of period	$37,222	$39,630
Increase in members’ capital from operations (1):
Net investment income	242	549
Net change in unrealized appreciation on investment	80	481
Total increase in members’ capital from operations	322	1,030
Distributions to member (2):
Capital distributions	(1,582)	(2,249)
Net decrease in members’ capital resulting from distributions	(1,582)	(2,249)
Net asset value per unit, end of period	$35,962	$38,411

Ratios to average net assets:
Expenses	0.28%	0.21%
Net investment income	1.33%	2.76%

IRR, beginning of period	6.40%	6.56%
IRR, end of period	6.07%	6.46%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units and 6,639 units for the six months ended June 30, 2020 and 2019, respectively.
(2)The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that there are no material events that would require adjustment to, or disclosure in, the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q. In this report, the “Company,” “we,” “us” and “our” refer to Terra Secured Income Fund 5, LLC.

FORWARD-LOOKING STATEMENTS
        We make forward-looking statements in this quarterly report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. The forward-looking statements contained in this quarterly report on Form 10-Q may include, but are not limited to, statements as to:

•our expected financial performance, operating results and our ability to make distributions to our members in the future;

•the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•the availability of attractive risk-adjusted investment opportunities in our target asset class and other real estate-related investments that satisfy our objectives and strategies;

•the origination or acquisition of our targeted assets, including the timing of originations or acquisitions;

•volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the real estate market specifically, whether the results of market events or otherwise;

•changes in our investment objectives and business strategy;

•the availability of financing on acceptable terms or at all;

•the performance and financial condition of our borrowers;

•changes in interest rates and the market value of our assets;

•borrower defaults or decreased recovery rates from our borrowers;

•changes in prepayment rates on our loans;

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors” or the “Manager”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”);Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Property Trust, Inc. (“Terra Property Trust”); Terra International Fund 3, L.P. (“Terra International 3”); Terra International Fund 3 REIT, LLC (“TIF3 REIT”), a subsidiary of Terra International 3; Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management team and other personnel;

•liquidity transactions that may be available to us in the future, including a liquidation of our assets, a sale of our company or an initial public offering and listing of the shares of common stock of Terra Property Trust on a national securities exchange, and the timing of any such transactions;

•actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and Terra Property Trust to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and in “Part II - Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

•changes in the economy;

•risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•future changes in laws or regulations and conditions in our operating areas.

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

        On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to

Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to TIF3 REIT on September 30, 2019. As of June 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by TIF3 REIT, and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of June 30, 2020, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Recent Developments

        During the first half of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	9	13	22	9	22
Principal balance	$101,693,122	$312,410,817	$414,103,939	$78,116,748	$335,987,191
Amortized cost	102,402,613	312,045,669	414,448,282	78,246,519	336,201,763
Fair value	102,651,392	310,024,461	412,675,853	77,898,387	334,777,466
Weighted average coupon rate	10.29%	8.91%	9.25%	10.83%	8.88%
Weighted-average remaining term (years)	1.33	1.92	1.77	1.42	1.85

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.16% and 1.76% as of June 30, 2020 and December 31, 2019.
(2)As of June 30, 2020 and December 31, 2019, amounts included $142.8 million and $114.8 million, respectively, of senior mortgages used as collateral for $95.4 million and $81.1 million, respectively, of borrowings under a repurchase agreement. These borrowings bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% as of June 30, 2020 and LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019.
(3)As of June 30, 2020 and December 31, 2019, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

        In addition to its net loan portfolio, as of June 30, 2020 and December 31, 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $64.6 million and $66.2 million as of June 30, 2020 and December 31, 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.5 million and $44.6 million as of June 30, 2020 and December 31, 2019, respectively.

Portfolio Investment Activity

        For the three months ended June 30, 2020 and 2019, Terra Property Trust invested $2.6 million and $8.6 million in new and add-on loans, respectively, and had $5.2 million and $9.8 million of repayments, respectively, resulting in net repayments of $2.5 million and $1.2 million respectively. For the six months ended June 30, 2020 and 2019, Terra Property Trust invested $11.9 million and $28.3 million in new and add-on loans, respectively, and had $15.1 million and $45.2 million of repayments, respectively, resulting in net repayments of $3.2 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement.

        In addition, in March 2020, Terra Property Trust issued 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that it owned, cash of $25.5 million and other working capital. In connection with the transactions, the related participation obligations were settled.

For each of the three and six months ended June 30, 2020, Terra Property Trust sold $5.8 million of marketable securities and recognized net gains on sale of marketable securities of $1.1 million.

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

	June 30, 2020				December 31, 2019
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$191,170,829	$191,848,919	$191,374,666	57.1%	$160,984,996	$160,948,585	$161,736,057	58.6%
Preferred equity investments	112,647,758	113,046,936	111,183,208	33.2%	84,202,144	84,485,061	84,191,396	30.5%
Mezzanine loans	32,168,604	32,620,202	32,219,592	9.6%	29,636,382	29,992,795	30,044,179	10.9%
Allowance for loan losses	—	(1,314,294)	—	—%	—	—	—	—%
Total loan investments	$335,987,191	336,201,763	334,777,466	99.9%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		168,563	236,085	0.1%		—	—	—%
Total		$336,370,326	$335,013,551	100.0%		$275,426,441	$275,971,632	100.0%

	June 30, 2020				December 31, 2019
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$123,909,027	$124,175,135	$123,160,449	36.8%	$119,331,369	$119,145,879	$119,597,533	43.2%
Student housing	42,637,550	43,033,299	42,839,458	12.8%	26,470,740	26,725,148	26,638,826	9.7%
Multifamily	83,117,283	83,616,924	83,347,144	24.9%	49,017,844	49,331,885	49,386,995	17.9%
Hotel	46,444,284	46,631,795	46,695,787	13.9%	41,239,194	41,327,772	41,539,239	15.1%
Infill land	30,759,047	30,919,047	29,731,856	8.9%	29,644,375	29,756,375	29,588,829	10.7%
Industrial	7,000,000	7,000,000	6,866,583	2.0%	7,000,000	7,000,000	7,081,127	2.6%
Condominium	2,120,000	2,139,857	2,136,189	0.6%	2,120,000	2,139,382	2,139,083	0.8%
Allowance for loan losses	—	(1,314,294)	—	—%	—	—	—	—%
Total loan investments	$335,987,191	$336,201,763	$334,777,466	99.9%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		168,563	$236,085	0.1%		—	—	—%
Total		$336,370,326	$335,013,551	100.0%		$275,426,441	$275,971,632	100.0%

	June 30, 2020				December 31, 2019
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$141,982,974	$142,446,080	$142,295,102	42.5%	$102,774,905	$102,622,718	$103,333,019	37.4%
Georgia	68,980,282	69,295,471	68,929,645	20.6%	61,772,764	61,957,443	62,073,996	22.5%
New York	52,033,441	52,128,360	50,038,360	14.9%	52,909,847	53,029,923	52,670,818	19.1%
North Carolina	28,405,604	28,551,242	28,566,778	8.5%	28,283,950	28,421,676	28,440,960	10.3%
Washington	18,500,000	18,635,259	18,855,194	5.6%	13,525,556	13,618,636	13,680,588	5.0%
Massachusetts	7,000,000	7,000,000	6,866,583	2.0%	7,000,000	7,000,000	7,081,127	2.6%
Texas	3,613,000	3,647,936	3,645,676	1.1%	2,450,000	2,472,244	2,474,149	0.9%
Illinois	2,836,668	2,860,776	2,864,728	0.9%	2,209,189	2,227,593	8,018,753	2.9%
Other (1)	12,635,222	12,950,933	12,715,400	3.8%	3,897,311	4,076,208	(1,801,778)	(0.7)%
Allowance for loan losses	—	(1,314,294)	—	—%	—	—	—	—%
Total loan investments	$335,987,191	336,201,763	334,777,466	99.9%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		168,563	236,085	0.1%		—	—	—%
Total		$336,370,326	$335,013,551	100.0%		$275,426,441	$275,971,632	100.0%
_______________
(1)Other includes $7.1 million and $0.3 million of unused portion of a credit facility, $2.6 million and a $1.7 million of loans with collateral located in Kansas, and $3.0 million and $1.9 million of loans with collateral located in South Carolina at June 30, 2020 and December 31, 2019, respectively.

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

Results of Operations
        The following table presents the comparative results of our operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Investment income
Dividend income	$681,685	$—	$681,685	$1,946,123	$3,922,875	$(1,976,752)
Other operating income	34	90	(56)	178	392	(214)
Total investment income	681,719	90	681,629	1,946,301	3,923,267	(1,976,966)
Operating expenses
Professional fees	161,100	98,119	62,981	335,199	271,333	63,866
Other	1,295	6,076	(4,781)	2,744	8,959	(6,215)
Total operating expenses	162,395	104,195	58,200	337,943	280,292	57,651
Net investment income (loss)	519,324	(104,105)	623,429	1,608,358	3,642,975	(2,034,617)
Net change in unrealized appreciation on investment	2,813,973	1,609,008	1,204,965	527,675	3,198,259	(2,670,584)
Net increase in members’ capital resulting from operations	$3,333,297	$1,504,903	$1,828,394	$2,136,033	$6,841,234	$(4,705,201)

Dividend Income

        Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of June 30, 2020 and December 31, 2019, we indirectly beneficially owned 76.5% through Terra JV and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust.

        For the three months ended June 30, 2020 and 2019, we received distributions of $3.4 million and $7.6 million, or $0.23 and $0.51 per share, from Terra Property Trust and/or Terra JV, as applicable, of which $0.7 million and zero was recorded as dividend income and $2.7 million and $7.6 million was recorded as return of capital, respectively. For the six months ended June 30, 2020 and 2019, we received distributions of $11.2 million and $15.2 million, or $0.76 and $1.02 per share, from Terra Property Trust and/or Terra JV, as applicable, of which $1.9 million and $3.9 million was recorded as dividend income and $9.3 million and $11.3 million was recorded as return of capital, respectively.

For the three months ended June 30, 2020 as compared to the same period in 2019, Terra Property Trust’s net income increased by $2.8 million, primarily due to (i) a decrease in professional fees of $2.2 million as a result of $2.4 million of professional fees directly incurred for the three months ended June 30, 2019, and which were previously deferred, in contemplation of Terra Property Trust becoming a public entity; (ii) a decrease in net real estate operating loss of $1.2 million, primarily as a result of a $1.6 million of impairment charge recorded for the three months ended June 30, 2019 on a piece of land in order to reduce the carrying value of the land to its estimated fair value; and (iii) a gain on sale of marketable securities of $1.1 million for the three months ended June 30, 2020; partially offset by (i) a decrease in net interest income of $0.9 million as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid and (ii) an increase in fees paid and operating expenses reimbursed to Terra Property Trust’s Manager of $0.7 million as a result of an increase in assets under management and an increase in allocation ratio in relation to affiliated funds managed by Terra Property Trust’s Manager and its affiliates.

        For the six months ended June 30, 2020 as compared to the same period in 2019, Terra Property Trust’s net income decreased by $0.5 million, primarily due to (i) a decrease in net interest income of $2.0 million as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid; (ii) a provision for loan losses of $1.3 million on five loans with a loan risk rating of “4”; (iii) an increase in fees paid and operating expenses reimbursed to Terra Property Trust’s Manager of $1.1 million as a result of an increase in assets under management and an increase in allocation ratio in relation to affiliated funds managed by Terra Property Trust’s Manager and its affiliates; and (iv) a net loss of $0.3 million on extinguishment of obligations under participation agreement; partially offset by (i) a decrease in professional fees of $2.1 million as a result of $2.4 million of professional fees directly incurred for the three months ended June 30, 2019 as described above; (ii) a decrease in net real estate operating loss of $1.0 million primarily as a result of a $1.6 million of impairment charge described above partially offset by increase in real estate taxes; and (iii) a gain on sale of marketable securities of $1.1 million for the three months ended June 30, 2020.
Net Loan Portfolio

        In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, mortgage loan payable and repurchase agreement payable.

         The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$403,107,647	9.3%	$383,193,015	10.8%
Obligations under participation agreements	(73,120,692)	10.9%	(95,337,563)	12.2%
Repurchase agreement payable	(94,768,307)	3.8%	(78,140,846)	4.8%
Net loans (3)	$235,218,648	11.0%	$209,714,606	12.4%
Senior loans
Gross loans	$212,859,783	6.7%	$143,125,696	7.9%
Obligations under participation agreements	(27,807,684)	9.1%	(6,800,000)	12.4%
Repurchase agreement payable	(94,768,307)	3.8%	(78,140,846)	4.8%
Net loans (3)	$90,283,792	9.1%	$58,184,850	11.6%
Subordinated loans (4)
Gross loans	$190,247,864	12.2%	$240,067,319	12.5%
Obligations under participation agreements	(45,313,008)	12.0%	(88,537,563)	12.2%
Net loans (3)	$144,934,856	12.2%	$151,529,756	12.7%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$395,636,304	9.4%	$368,486,550	11.0%
Obligations under participation agreements	(81,213,576)	11.5%	(96,415,887)	12.2%
Repurchase agreement payable	(94,617,024)	3.9%	(61,443,378)	4.8%
Net loans (3)	$219,805,704	11.0%	$210,627,285	12.3%
Senior loans
Gross loans	$201,392,405	6.7%	$127,213,974	8.3%
Obligations under participation agreements	(23,368,896)	9.7%	(9,200,440)	12.3%
Repurchase agreement payable	(94,617,024)	3.8%	(61,443,378)	4.8%
Net loans (3)	$83,406,485	9.2%	$56,570,156	11.4%
Subordinated loans (4)
Gross loans	$194,243,899	12.2%	$241,272,576	12.5%
Obligations under participation agreements	(57,844,680)	12.2%	(87,215,447)	12.2%
Net loans (3)	$136,399,219	12.2%	$154,057,129	12.7%
_______________
(1)Amount is calculated based on the number of days each loan is outstanding.
(2)Amount is calculated based on the underlying principal amount of each loan.
(3)The weighted average coupon rate represents net interest income over the period calculated using the weighted average coupon rate and weighted average principal amount shown on the table (interest income on the loans less interest expense) divided by the weighted average principal amount of the net loans during the period.
(4)Subordinated loans include mezzanine loans, preferred equity investments and credit facilities.

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Net Change in Unrealized Appreciation on Investment

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

For the three months ended June 30, 2020 as compared to the same period in 2019, net change in unrealized appreciation on investment increased by $1.2 million, reflecting an increase in dividends classified as return of capital, which reduced the cost basis of our investment in Terra Property Trust and/or Terra JV, as applicable. As of June 30, 2020, the fair value of Terra Property Trust’s loans and debt was substantially at par.

For the six months ended June 30, 2020 as compared to the same period in 2019, net change in unrealized appreciation on investment decreased by $2.7 million as a result of a net decline in fair value of Terra Property Trust’s loans and debt due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak.

Net Increase in Members’ Capital Resulting from Operations

        For the three and six months ended June 30, 2020 as compared to the same periods in 2019, the net increase in members’ capital resulting from operations of increased by $1.8 million and decreased by $4.7 million, respectively.

Financial Condition, Liquidity and Capital Resources

        Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. During the three months ended June 30, 2020, Terra Property Trust paid distributions of $0.0805, $0.0738 and $0.0738 per share of common stock for each of the months of April, May and June, respectively, which translated to a distribution rate of approximately 5.5% of the fair value per share. Going forward, Terra Property Trust intends to target a distribution rate of approximately 5.0% of the fair value per share, which Terra Property Trust believes is more closely aligned with its earnings per share. Distributions are made at the discretion of Terra Property Trust’s board and will depend upon, among other things, its actual results of operations and liquidity.

A total of $26.1 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $81.6 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $44.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2020. Terra Property Trust expects to extend the maturity of the loan payable for another year. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

        On December 12, 2018, Terra Property Trust entered into a master repurchase agreement that provides for advances of up to $150 million in the aggregate, which Terra Property Trust expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of (i) the 30-day LIBOR and (ii) the applicable spread, and have a maturity date of December 12, 2020. Terra Property Trust expects to extend the maturity of the master repurchase agreement for another year or refinance it with a different facility. As of June 30, 2020, the weighted average interest rate on borrowings outstanding under the master repurchase agreement was approximately 3.79%, calculated using the 30-day LIBOR of 0.16% as of June 30, 2020. As of June 30, 2020, the amount remaining available under the repurchase agreement was $54.6 million.
        Under the master repurchase agreement, on the second anniversary of the closing date and on each anniversary thereafter, Terra Property Trust is required to pay the buyer the difference, if positive, between $4.2 million and the interest paid during the immediately preceding 12-month period. Terra Property Trust currently expects the actual interest paid in calendar year 2020 on borrowings under the master repurchase agreement to be less than $4.2 million. As a result, Terra Property Trust accrued approximately $0.3 million for six months ended June 30, 2020 to make up for the difference between the actual interest paid and the $4.2 million.

        The master repurchase agreement contains margin call provisions that provide the buyer with certain rights in the event of a decline in the market value of the assets purchased under the master repurchase agreement. Upon the occurrence of a margin deficit event, the buyer may require the seller to make a payment to reduce the outstanding obligation to eliminate any margin deficit. During the six months ended June 30, 2020, Terra Property Trust received a margin call on one of the borrowings and as a result, made a repayment of $3.4 million to reduce the outstanding obligation under the master repurchase agreement.

        On June 20, 2019, Terra Property Trust entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which Terra Property Trust expects to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matures on September 3, 2020. As of June 30, 2020, the revolving credit facility was fully utilized. Terra Property Trust has sufficient cash on hand to repay the amount outstanding under the revolving credit facility.

Cash Flows Provided by Operating Activities

2020 — For the six months ended June 30, 2020, cash flows provided by operating activities were $10.8 million, primarily due to $11.2 million of dividends received from Terra Property Trust and/or Terra JV, as applicable, of which $9.3 million was recorded as a return of capital.

2019 — For the six months ended June 30, 2019, cash flows provided by operating activities were $14.9 million, primarily due to $15.2 million of dividends received from Terra Property Trust, of which $11.3 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2020 — For the six months ended June 30, 2020, cash flows used in financing activities were $10.5 million primarily related to distributions paid to members.

2019 — For the six months ended June 30, 2019, cash flows used in financing activities was $14.9 million, primarily related to distributions paid to members.

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

        Our investment was recorded at fair value on our statements of assets and liabilities and were categorized based on the inputs valuation techniques as follows:

•Level 1. Quoted prices for identical assets or liabilities in an active market.

•Level 2. Financial assets and liabilities whose values are based on the following:

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

•Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

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

Income Taxes

        No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2020 and 2019, none of our income was subject to the NYC UBT.

        We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. For the three and six months ended June 30, 2020 and 2019, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

        The following table provides a summary of Terra Property Trust’s contractual obligations at June 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$78,116,748	26,109,932	52,006,816	$—	$—
Mortgage loan payable — principal (2)	44,481,855	44,481,855	—	—	—
Repurchase agreement payable — principal (3)	95,356,360	95,356,360	—	—	—
Revolving credit facility payable — principal (4)	35,000,000	35,000,000	—	—	—
Interest on borrowings (5)	14,760,282	9,401,889	5,358,393	—	—
Unfunded lending commitments (6)	92,711,431	81,641,924	11,069,507	—	—
Ground lease commitment (7)	83,825,813	1,264,500	2,529,000	2,529,000	77,503,313
	$444,252,489	$293,256,460	$70,963,716	$2,529,000	$77,503,313
___________________________
(1)In the normal course of business, Terra Property Trust enters into participation agreements with related parties, and to a lesser extent, non-related parties, whereby it transfers a portion of the loans to them. These loan participations do not qualify for sale treatment. As such, the loans remain on its consolidated balance sheets and the proceeds are recorded as obligations under participation agreements. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest is recorded within “Interest expense from obligations under participation agreements” in the consolidated statements of operations. Terra Property Trust has no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(2)Terra Property Trust has an option to extend the maturity of the loan by two years subject to certain conditions provided in the loan agreement. Amount excludes unamortized origination and exit fees of $0.3 million.
(3)Terra Property Trust may extend the maturity date of the master repurchase agreement for a period of one year. Amount excludes unamortized deferred financing costs of $0.8 million.
(4)Terra Property Trust’s revolving credit facility was scheduled to mature on June 20, 2020. In June and July 2020, Terra Property Trust amended the credit agreement twice to extend the maturity to September 3, 2020. Terra Property Trust has sufficient cash on hand to repay the amount outstanding under the revolving credit facility.
(5)Interest was calculated using the applicable annual variable interest rate and balance outstanding at June 30, 2020. Amount represents interest expense through maturity plus exit fee as application.
(6)Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of June 30, 2020, Terra Property Trust had eight of such loans with total funding commitments of $305.6 million, of which $212.9 million had been funded.
(7)Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Origination and extension fee expense (1)	$250,601	$117,380	$688,218	$800,552
Asset management fee	1,140,426	956,985	2,169,959	1,837,340
Asset servicing fee	253,316	226,764	487,524	431,241
Operating expenses reimbursed to Manager	1,694,875	1,213,314	3,062,064	2,328,518
Disposition fee (2)	220,424	167,091	295,944	637,024
Total	$3,559,642	$2,681,534	$6,703,709	$6,034,675
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

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
        As of June 30, 2020, Terra Property Trust had 13 investments with an aggregate principal balance of $253.1 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease our annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.6 million.

        Additionally, Terra Property Trust had $44.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $95.4 million of borrowings outstanding under a repurchase agreement that bear interest at an annual rate of LIBOR plus a spread ranging from 2.00% to 2.50% with a LIBOR floor ranging from no floor to 2.52% and collateralized by $142.8 million of first mortgages. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s total annual interest expense by approximately $0.04 million and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.3 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the six months ended June 30, 2020 and 2019, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 1A. Risk Factors.
        There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 other than as set forth below.

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
 The effects of COVID-19 have adversely impacted the value of Terra Property Trust's loan assets, and our and Terra Property Trust's business, financial condition and results of operations and cash flows. Some of the factors that impacted us and Terra Property Trust to date and may continue to affect us and Terra Property Trust include the following:
•the decline in the value of commercial real estate, which negatively impacts the value of Terra Property Trust's loans, potentially materially;

•to the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans Terra Property Trust owns, Terra Property Trust could become subject to additional margin calls under the master repurchase agreement with Goldman Sachs Bank USA, and if Terra Property Trust fails to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by Terra Property Trust of its aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations. Terra Property Trust may not have the funds available to repay such financing obligations, and it may be unable to raise the funds from alternative sources on favorable terms or at all. Forced sales of the loans or other assets that secure Terra Property Trust's financing obligations in order to pay outstanding financing obligations may be on terms less favorable to it than might otherwise be available in a regularly functioning market and could result in deficiency judgments and other claims against Terra Property Trust;

•difficulty accessing debt and equity capital on attractive terms, or at all;

•a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may affect Terra Property Trust or its borrowers’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all);

•government-mandated moratoriums on the construction, development or redevelopment of properties underlying our construction loans may prevent the completion, on a timely basis or at all, of such projects;

•unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating loans for impairments and establishing allowances for loan losses;

•Terra Property Trust's ability to remain in compliance with the financial covenants under its borrowings, including in the event of impairments in the value of the loans it owns;

•a general decline in business activity and demand for mortgage financing, servicing and other real estate and real estate-related transactions, which could adversely affect Terra Property Trust's ability to make new investments or to redeploy the proceeds from repayments of its existing investments;

•disruptions to the efficient function of our or Terra Property Trust's operations because of, among other factors, any inability to access short-term or long-term financing for the loans it makes;

•Terra Property Trust's need to sell assets, including at a loss;

•Terra Property Trust’s loan origination activities;

•inability of other third-party vendors Terra Property Trust or we rely on to conduct Terra Property Trust's or our business to operate effectively and continue to support Terra Property Trust's or our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of Terra Property Trust's or our business; and

•Terra Property Trust's or our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

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
        In the year ended December 31, 2019, Terra Property Trust paid $30.4 million of cash distributions on its common stock, representing total distributions of $2.03 per share. For the six months ended June 30, 2020, Terra Property Trust's board of directors declared total cash distribution of $0.76 per share that were paid monthly in the same period in which each was declared.
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

Date: August 10, 2020

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