Form 10-Q
period 2020-09-30
Terra Secured Income Fund 5, LLC
filed 2020-11-12
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2020, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $238,509,445 and $0, respectively)	$236,758,305	$—
Equity investment in Terra Property Trust, Inc. at fair value (cost of $0 and $243,924,852, respectively)	—	247,263,245
Cash and cash equivalents	330,176	97,937
Other assets	7,703	15,064
Total assets	$237,096,184	$247,376,246

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$169,063	$271,333
Due to related party	—	38,000
Total liabilities	169,063	309,333
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	236,927,121	247,066,913
Total members’ capital	236,927,121	247,066,913
Total liabilities and members’ capital	$237,096,184	$247,376,246
Net asset value per unit	$35,694	$37,222

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Dividend income	$3,086,441	$2,994,149	$5,032,564	$6,917,024
Other operating income	28	82	206	474
Total investment income	3,086,469	2,994,231	5,032,770	6,917,498
Operating expenses
Professional fees	114,547	182,081	449,746	453,414
Other	1,603	686	4,347	9,645
Total operating expenses	116,150	182,767	454,093	463,059
Net investment income	2,970,319	2,811,464	4,578,677	6,454,439
Net change in unrealized (depreciation) appreciation on investment	(1,751,564)	1,655,207	(1,223,889)	4,853,466
Net increase in members’ capital resulting from operations	$1,218,755	$4,466,671	$3,354,788	$11,307,905
Per unit data:
Net investment income per unit	$447	$424	$690	$972
Net increase in members’ capital resulting from operations per unit	$184	$673	$505	$1,704
Weighted average units outstanding	6,638	6,638	6,638	6,638

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, December 31, 2019	$—	$247,066,913	$247,066,913
Capital distributions	—	(7,467,271)	(7,467,271)
Decrease in members’ capital resulting from operations:
Net investment income	—	1,089,034	1,089,034
Net change in unrealized depreciation on investment	—	(2,286,298)	(2,286,298)
Net decrease in members’ capital resulting from operations	—	(1,197,264)	(1,197,264)
Balance, March 31, 2020	—	238,402,378	238,402,378
Capital distributions	—	(3,030,711)	(3,030,711)
Increase in members’ capital resulting from operations:
Net investment income	—	519,324	519,324
Net change in unrealized appreciation on investment	—	2,813,973	2,813,973
Net increase in members’ capital resulting from operations	—	3,333,297	3,333,297
Balance, June 30, 2020	—	238,704,964	238,704,964
Capital distributions	—	(2,996,598)	(2,996,598)
Increase in members’ capital resulting from operations:
Net investment income	—	2,970,319	2,970,319
Net change in unrealized depreciation on investment	—	(1,751,564)	(1,751,564)
Net increase in members’ capital resulting from operations	—	1,218,755	1,218,755
Balance, September 30, 2020	$—	$236,927,121	$236,927,121

	Managing Member	Non-Managing Members	Total
Balance, December 31, 2018	$—	$263,080,442	$263,080,442
Capital distributions	—	(7,468,094)	(7,468,094)
Increase in members’ capital resulting from operations:
Net investment income	—	3,747,080	3,747,080
Net change in unrealized appreciation on investment	—	1,589,251	1,589,251
Net increase in members’ capital resulting from operations	—	5,336,331	5,336,331
Balance, March 31, 2019	—	260,948,679	260,948,679
Capital distributions	—	(7,468,095)	(7,468,095)
Increase in members’ capital resulting from operations:
Net investment loss	—	(104,105)	(104,105)
Net change in unrealized appreciation on investment	—	1,609,008	1,609,008
Net increase in members’ capital resulting from operations	—	1,504,903	1,504,903
Balance, June 30, 2019	—	254,985,487	254,985,487
Capital distributions	—	(7,468,094)	(7,468,094)
Capital redemptions	—	(12,653)	(12,653)
Increase in members’ capital resulting from operations:
Net investment income	—	2,811,464	2,811,464
Net change in unrealized appreciation on investment	—	1,655,207	1,655,207
Net increase in members’ capital resulting from operations	—	4,466,671	4,466,671
Balance, September 30, 2019	$—	$251,971,411	$251,971,411
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$3,354,788	$11,307,905
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	9,281,051	15,834,232
Net change in unrealized depreciation (appreciation) on investment	1,223,889	(4,853,466)

Changes in operating assets and liabilities:
Decrease (increase) in other assets	7,361	(7,521)
(Decrease) increase in accounts payable and accrued expenses	(102,270)	89,524
Decrease in due to related party	(38,000)	—
Net cash provided by operating activities	13,726,819	22,370,674

Cash flows from financing activities:
Distributions paid	(13,494,580)	(22,404,283)
Payment for capital redemption	—	(12,653)
Net cash used in financing activities	(13,494,580)	(22,416,936)

Net increase (decrease) in cash and cash equivalents	232,239	(46,262)
Cash and cash equivalents at beginning of period	97,937	131,784
Cash and cash equivalents at end of period	$330,176	$85,522

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$244,006,890	$—

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
September 30, 2020 (unaudited) and December 31, 2019

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of September 30, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC) (“Terra Offshore Funds”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of September 30, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of September 30, 2020 and December 31, 2019:

		Percentage Interest	September 30, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$238,509,445	$236,758,305	99.9%

		Number of Shares of Common Stock	December 31, 2019
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc.	1/1/2016 and 3/7/2016	14,912,990	$243,924,852	$247,263,245	100.1%

    As of September 30, 2020 and December 31, 2019, the Company indirectly beneficially owned 76.5% and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust. Additionally, as of September 30, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7, and as of December 31, 2019, Terra Property Trust was controlled by the Company.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at September 30, 2020:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,933,286	$5,303,964	2.2%
Austin H. I. Owner LLC (4)(9)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,729,649	3,766,866	3,751,748	2,870,087	1.2%
High Pointe Mezzanine Investments, LLC (4)	US - SC	Student housing	15.0%	15.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,219,071	2,985,915	2,284,225	1.0%
LD Milipitas Mezz, LLC (7)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	4,250,000	4,296,001	4,295,636	3,286,162	1.4%
Stonewall Station Mezz LLC (4)(5)(6)	US - NC	Hotel	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	10,224,461	10,315,547	10,270,569	7,856,985	3.3%
								28,204,110	28,597,485	28,237,154	21,601,423	9.1%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2020 (unaudited) and December 31, 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2020 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$52,444,552	$52,491,871	$51,406,891	$39,326,272	16.6%
City Gardens 333 LLC (5)(6)	US - CA	Multifamily	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	28,021,972	28,029,531	28,018,467	21,434,127	9.1%
NB Private Capital, LLC (5)(6)(8)	Various	Student housing	16.0%	16.0%	1.0%	7/27/2018	4/16/2021	20,228,730	20,402,772	20,428,828	15,628,053	6.6%
Orange Grove Property Investors, LLC (5)(6)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,700,459	10,695,115	8,181,763	3.5%
REEC Harlem Holdings Company, LLC	US - NY	Infill land	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	15,850,494	15,850,494	14,652,257	11,208,977	4.7%
RS JZ Driggs, LLC (5)(6)(9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	8/1/2020	8,200,000	8,278,664	8,282,546	6,336,148	2.7%
The Bristol at Southport, LLC (5)(10)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,677,094	24,074,138	18,416,716	7.7%
								158,845,748	159,430,885	157,558,242	120,532,056	50.9%
First mortgages:
14th & Alice Street Owner, LLC (5)(10)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	29,759,295	29,995,180	29,665,632	22,694,208	9.6%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	2/10/2022	48,973,981	49,206,919	49,138,842	37,591,214	15.9%
330 Tryon DE LLC (11)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,898,718	22,810,937	17,450,367	7.4%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel	LIBOR +4.75% (1.80% Floor)	6.6%	0.5%	12/12/2019	1/1/2023	44,136,105	44,346,025	44,334,772	33,916,101	14.3%
MSC Fields Peachtree Retreat, LLC (11)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,334	23,439,777	23,398,194	17,899,618	7.6%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,039,014	17,922,482	13,710,699	5.8%
TSG-Parcel 1, LLC (5)(6)	US - CA	Infill land	15.0%	15.0%	1.0%	7/10/2015	12/31/2020	17,000,000	17,170,000	17,167,872	13,133,422	5.5%
University Park Berkeley, LLC (11)	US - CA	Student housing	LIBOR + 2.95% (1.50% Floor)	4.5%	0.3%	2/27/2020	3/1/2023	23,741,994	23,773,961	23,798,728	18,206,027	7.7%
Windy Hill PV Five CM, LLC (12)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	22,580,720	22,439,678	22,630,194	17,312,098	7.2%
								250,300,429	251,309,272	250,867,653	191,913,754	81.0%
Total gross loans held for investment								437,350,287	439,337,642	436,663,049	334,047,233	141.1%
Obligations under participation agreements (5)(6)(10)(12)								(89,029,775)	(89,232,590)	(88,937,172)	(68,036,937)	(28.7)%
Allowance for loan losses								—	(1,356,737)	—	—	—%
Net loans held for investment								$348,320,512	$348,748,315	$347,725,877	$266,010,296	112.4%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2020 (unaudited) and December 31, 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2020 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(15)
Multi-tenant office building in Santa Monica, CA (13)	7/30/2018	$53,580,609	$44,210,228	$9,370,381	$7,168,341	3.0%
Land in Conshohocken, PA (14)	1/9/2019	13,395,430	—	13,395,430	10,247,504	4.3%
		$66,976,039	$44,210,228	$22,765,811	$17,415,845	7.3%

Portfolio Company	Interest/Dividend Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (16):
Preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.50%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,205,001	$921,826	0.39%
Total marketable securities					$1,176,006	$1,205,001	$921,826	0.39%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $236.9 million at September 30, 2020.
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
(7)On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of September 30, 2020, the commitment was fully funded.
(8)In June 2020, Terra Property Trust amended the credit facility agreement to provide for interest at a fixed rate of 16.00% and to capitalize any unpaid interest to principal.
(9)As of September 30, 2020, this loan was past due. In October 2020, the maturity of this loan was extended to November 15, 2020.
(10)Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.
(11)These loans were used as collateral for $105.9 million of borrowings under a term loan payable.
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
September 30, 2020 (unaudited) and December 31, 2019

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
September 30, 2020 (unaudited) and December 31, 2019

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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2020 (unaudited) and December 31, 2019

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
September 30, 2020

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of September 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

    The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements as of December 31, 2019 and for the three and nine ended September 30, 2019 and the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of September 30, 2020 and for the period from March 2, 2020 to September 30, 2020 and the three months ended September 30, 2020 includes all of the Company’s accounts only.

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

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2020, there has been a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Notes to Unaudited Financial Statements

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2020 and 2019, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investment and Fair Value

Equity Investment in Terra JV or Terra Property Trust

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of September 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at September 30, 2020 and December 31, 2019:

	September 30, 2020
Investment	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$238,509,445	$236,758,305	99.9%

	December 31, 2019
Investment	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$243,924,852	$247,263,245	100.1%

Notes to Unaudited Financial Statements

For the three months ended September 30, 2020 and 2019, the Company received approximately $3.1 million and $7.6 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $0 and $4.6 million were returns of capital, respectively. For the nine months ended September 30, 2020 and 2019, the Company received approximately $14.3 million and $22.8 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $9.3 million and $15.8 million were returns of capital, respectively.

    As of September 30, 2020 and December 31, 2019, the Company indirectly beneficially owned 76.5% (Note 4) and directly owned 98.6% of the outstanding shares of common stock of Terra Property Trust, respectively. The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2020	December 31, 2019
Carrying value of loans held for investment	$437,980,905	$378,612,768
Real estate owned, net	74,115,053	77,596,475
Cash, cash equivalent and restricted cash	93,611,346	50,549,700
Other assets	23,249,785	20,584,135
Total assets	628,957,089	527,343,078
Mortgage loan payable, repurchase agreement payable, revolving credit facility payable, term loan payable and obligations under participation agreements	(262,011,530)	(227,548,397)
Accounts payable, accrued expenses and other liabilities	(49,239,282)	(40,826,139)
Lease intangible liabilities	(10,371,307)	(11,424,809)
Total liabilities	(321,622,119)	(279,799,345)
Stockholder’s equity	$307,334,970	$247,543,733

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$13,062,418	$13,092,968	$37,204,618	$39,163,596
Expenses	(10,955,816)	(9,945,334)	(32,706,187)	(32,246,572)
Net loss on extinguishment of obligations under participation agreements	—	—	(319,453)	—
Realized gains on marketable securities	75,055	—	1,160,162	—
Unrealized (losses) gains on marketable securities	(38,527)	—	28,995	—
Net income	$2,143,130	$3,147,634	$5,368,135	$6,917,024

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

Notes to Unaudited Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$236,758,305	$236,758,305

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$247,263,245	$247,263,245

    Changes in Level 3 investment for the nine months ended September 30, 2020 and 2019 were as follows:

	Equity Investment in Terra JV	Equity Investment in Terra Property Trust
	Period from March 2, 2020 to September 30, 2020	Period from January 1, 2020 to March 1, 2020	Nine Months Ended September 30, 2019
Beginning balance	$—	$247,263,245	$263,092,586
Transfer of ownership interest in Terra Property Trust to Terra JV	244,006,890	(244,006,890)	—
Return of capital	(5,497,444)	(3,783,607)	(15,834,232)
Net change in unrealized (depreciation) appreciation on investment	(1,751,141)	527,252	4,853,466
Ending balance	$236,758,305	$—	$252,111,820
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(1,751,141)	$527,252	$4,853,466

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2020 and 2019, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2020 and December 31, 2019 due to their short-term nature.

Notes to Unaudited Financial Statements

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	September 30, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$236,758,305	Discounted cash flow (1)	Discount rate (1)	4.45%	19.05%	14.86%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$247,263,245	Discounted cash flow (1)	Discount rate (1)	4.11%	14.95%	12.36%
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

Notes to Unaudited Financial Statements

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

Dividend Income

    As discussed in Note 3, for the three months ended September 30, 2020 and 2019, the Company received approximately $3.1 million and $7.6 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $0 and $4.6 million were returns of capital, respectively. For the nine months ended September 30, 2020 and 2019, the Company received approximately $14.3 million and $22.8 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $9.3 million and $15.8 million were returns of capital, respectively.

TPT2 Merger

    On February 28, 2020, Terra Property Trust entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Terra Property Trust, Terra Property Trust 2, Inc. (“TPT2”) and Terra Fund 7, the sole stockholder of TPT2, pursuant to which TPT2 merged with and into Terra Property Trust, with Terra Property Trust continuing as the surviving corporation (the “TPT2 Merger”), effective March 1, 2020. In connection with the TPT2 Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the TPT2 Merger was converted into the right to receive from Terra Property Trust a number of shares of common stock, par value $0.01 per share, of Terra Property Trust equal to an exchange ratio, which was 1.2031. The exchange ratio was based on the relative fair value of Terra Property Trust and TPT2 as of December 31, 2019 as adjusted to reflect changes in net working capital of each of Terra Property Trust and TPT2 during the period from January 1, 2020 through March 1, 2020, the effective time for the TPT2 Merger. For purposes of determining the respective fair values of Terra Property Trust and TPT2, the value of the loans (or participation interests therein) held by each of Terra Property Trust and TPT2 was the value of such loans (or participation interests) as set forth in the audited financial statements of Terra Property Trust as of and for the year ended December 31, 2019. As a result, Terra Fund 7 received 2,116,785.76 shares of common stock of Terra Property Trust as consideration in the TPT2 Merger and subsequently contributed these shares to Terra JV. The shares of Terra Property Trust common stock issued in connection with the TPT2 Merger were issued in a private placement in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder
Issuance of Common Stock to Terra Offshore Funds
    In addition, on March 2, 2020, Terra Property Trust entered into two separate contribution agreements, one by and among Terra Property Trust, Terra Offshore Funds and Terra Income Fund International, and another by and among Terra Property Trust, Terra Offshore Funds and Terra Secured Income Fund 5 International, pursuant to which Terra Property Trust issued 2,457,684.59 shares of common stock of Terra Property Trust to Terra Offshore Funds in exchange for the settlement of $32.1 million of participation interests in loans also held by Terra Property Trust, $8.6 million in cash and other working capital (“Issuance of Common Stock to Terra Offshore Funds”). The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. On April 29, 2020, Terra Property Trust repurchased, at a purchase price $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore Funds on September 30, 2019.

Terra JV, LLC

    Prior to the completion of the TPT2 Merger and the Issuance of Common Stock to Terra Offshore Funds transactions described above, the Company owned approximately 98.6% of the issued and outstanding shares of Terra Property Trust’s common stock indirectly through its wholly owned subsidiary, Terra JV, of which the Company was the sole managing member, and the remaining issued and outstanding shares of Terra Property Trust’s common stock were owned by Terra Offshore Funds.

    As described above, Terra Property Trust acquired TPT2 in the TPT2 Merger and, in connection with such transaction, Terra Fund 7 contributed the shares of Terra Property Trust’s common stock received as consideration in the TPT2 Merger to

Notes to Unaudited Financial Statements

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

    As of September 30, 2020, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by Terra Offshore Funds, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of September 30, 2020, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Note 6. Members’ Capital

    As of both September 30, 2020 and December 31, 2019, the Company had 6,637.7 units outstanding. The net asset value per unit was $35,694 and $37,222 as of September 30, 2020 and December 31, 2019, respectively.

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

    For the three months ended September 30, 2020 and 2019, the Company made total distributions to non-manager members of $3.0 million and $7.5 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company made total distributions to non-manager members of $13.5 million and $22.4 million, respectively. For the three and nine months ended September 30, 2020 and 2019, the Company did not make any carried interest distributions to the Manager.

Notes to Unaudited Financial Statements

Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2020 and December 31, 2019, no such reserve was established. For the three and nine months ended September 30, 2019, the Company redeemed 0.4 units for $0.01 million. There was no redemption for the three and nine months ended September 30, 2020.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2020 and 2019. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Per unit operating performance:
Net asset value per unit, beginning of period	$37,222	$39,630
Increase in members’ capital from operations (1):
Net investment income	690	972
Net change in unrealized (depreciation) appreciation on investment	(185)	732
Total increase in members’ capital from operations	505	1,704
Distributions to members (2):
Capital distributions	(2,033)	(3,375)
Net decrease in members’ capital resulting from distributions	(2,033)	(3,375)
Net asset value per unit, end of period	$35,694	$37,959

Ratios to average net assets:
Expenses	0.25%	0.24%
Net investment income	2.54%	3.31%

IRR, beginning of period	6.40%	6.56%
IRR, end of period	5.93%	6.49%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units for both the nine months ended September 30, 2020 and 2019.
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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors” or the “Manager”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”);Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Property Trust, Inc. (“Terra Property Trust”); Terra International Fund 3, L.P. (“Terra International 3”); Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC) (“Terra Offshore Funds”); Terra Real Estate Credit Opportunities Fund, L.P. (“Terra Opportunities Fund”); Terra Capital Advisors, LLC; Terra Capital Advisors 2, LLC; Terra Income Advisors 2, LLC; or any of their affiliates;

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore Funds on September 30, 2019. As of September 30, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds, and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of September 30, 2020, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Recent Developments

    As of September 30, 2020, there has been a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	13	21	10	21
Principal balance	$92,882,840	$344,467,447	$437,350,287	$89,029,775	$348,320,512
Amortized cost	93,497,702	344,483,203	437,980,905	89,232,590	348,748,315
Fair value	93,894,902	342,768,147	436,663,049	88,937,172	347,725,877
Weighted average coupon rate	13.52%	7.87%	9.07%	10.56%	8.69%
Weighted-average remaining term (years)	1.36	1.64	1.58	1.25	1.67

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.15% and 1.76% as of September 30, 2020 and December 31, 2019.
(2)As of September 30, 2020, amounts included $181.0 million of senior mortgages used as collateral for $105.9 million of borrowings under a term loan. These borrowings bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00% as of September 30, 2020. As of December 31, 2019, amounts included $114.8 million of senior mortgages used as collateral for $81.1 million of borrowings under a repurchase agreement. These borrowings bore interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019. The repurchase agreement was terminated in September 2020.
(3)As of September 30, 2020 and December 31, 2019, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to its net loan portfolio, as of September 30, 2020 and December 31, 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $63.7 million and $66.2 million as of September 30, 2020 and December 31, 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.2 million and $44.6 million as of September 30, 2020 and December 31, 2019, respectively.

Portfolio Investment Activity

    For the three months ended September 30, 2020 and 2019, Terra Property Trust invested $10.3 million and $20.2 million in new and/or add-on loans, respectively, and had $9.6 million and $37.2 million of repayments, respectively, resulting in net investments of $0.7 million and repayments of $17.0 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement and the term loan.

    For the nine months ended September 30, 2020 and 2019, Terra Property Trust invested $22.2 million and $48.5 million in new and/or add-on loans, respectively, and had $24.7 million and $82.4 million of repayments, respectively, resulting in net repayments of $2.5 million and $33.9 million, respectively. Amounts are net of obligations under participation agreements and borrowings under the master repurchase agreement and the term loan.

    In addition, in March 2020, Terra Property Trust issued 4,574,470.35 shares of common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that it owned, cash of $25.5 million and other working capital. In connection with the transactions, the related participation obligations were settled.

For the three and nine months ended September 30, 2020, Terra Property Trust sold $0.2 million and $6.0 million of marketable securities, respectively, and recognized net gains on sale of marketable securities of $0.1 million and $1.2 million, respectively.

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

	September 30, 2020				December 31, 2019
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$208,999,542	$210,032,471	$209,588,855	60.1%	$160,984,996	$160,948,585	$161,736,057	58.6%
Preferred equity investments	115,615,623	116,013,401	114,418,918	32.8%	84,202,144	84,485,061	84,191,396	30.5%
Mezzanine loans	23,705,347	24,059,180	23,718,104	6.8%	29,636,382	29,992,795	30,044,179	10.9%
Allowance for loan losses	—	(1,356,737)	—	—%	—	—	—	—%
Total loan investments	$348,320,512	348,748,315	347,725,877	99.7%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		1,176,006	1,205,001	0.3%		—	—	—%
Total		$349,924,321	$348,930,878	100.0%		$275,426,441	$275,971,632	100.0%

	September 30, 2020				December 31, 2019
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$130,839,098	$131,259,038	$130,278,184	37.3%	$119,331,369	$119,145,879	$119,597,533	43.2%
Multifamily	75,959,088	76,411,701	76,520,455	21.9%	49,017,844	49,331,885	49,386,995	17.9%
Hotel	57,841,452	58,186,134	58,133,675	16.7%	41,239,194	41,327,772	41,539,239	15.1%
Student housing	43,599,269	43,995,342	43,808,666	12.6%	26,470,740	26,725,148	26,638,826	9.7%
Infill land	30,961,605	31,112,716	29,912,588	8.6%	29,644,375	29,756,375	29,588,829	10.7%
Industrial	7,000,000	7,000,000	6,933,286	2.0%	7,000,000	7,000,000	7,081,127	2.6%
Condominium	2,120,000	2,140,121	2,139,023	0.6%	2,120,000	2,139,382	2,139,083	0.8%
Allowance for loan losses	—	(1,356,737)	—	—%	—	—	—	—%
Total loan investments	$348,320,512	$348,748,315	$347,725,877	99.7%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		1,176,006	$1,205,001	0.3%		—	—	—%
Total		$349,924,321	$348,930,878	100.0%		$275,426,441	$275,971,632	100.0%

	September 30, 2020				December 31, 2019
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$148,302,789	$148,978,995	$148,726,831	42.6%	$102,774,905	$102,622,718	$103,333,019	37.4%
Georgia	72,282,315	72,646,696	72,537,036	20.8%	61,772,764	61,957,443	62,073,996	22.5%
New York	54,039,453	54,126,104	52,208,010	15.0%	52,909,847	53,029,923	52,670,818	19.1%
North Carolina	28,525,698	28,675,960	28,562,456	8.2%	28,283,950	28,421,676	28,440,960	10.3%
Washington	18,500,000	18,639,414	18,951,981	5.4%	13,525,556	13,618,636	13,680,588	5.0%
Massachusetts	7,000,000	7,000,000	6,933,286	2.0%	7,000,000	7,000,000	7,081,127	2.6%
Texas	3,729,649	3,766,866	3,751,748	1.1%	2,450,000	2,472,244	2,474,149	0.9%
Illinois	2,837,397	2,861,810	2,865,464	0.8%	2,209,189	2,227,593	8,018,753	2.9%
Other (1)	13,103,211	13,409,207	13,189,065	3.8%	3,897,311	4,076,208	(1,801,778)	(0.7)%
Allowance for loan losses	—	(1,356,737)	—	—%	—	—	—	—%
Total loan investments	$348,320,512	348,748,315	347,725,877	99.7%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		1,176,006	1,205,001	0.3%		—	—	—%
Total		$349,924,321	$348,930,878	100.0%		$275,426,441	$275,971,632	100.0%
_______________
(1)Other includes $7.5 million and $0.3 million of unused portion of a credit facility, $2.6 million and a $1.7 million of loans with collateral located in Kansas, and $3.0 million and $1.9 million of loans with collateral located in South Carolina at September 30, 2020 and December 31, 2019, respectively.

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

Use of Leverage

    Terra Property Trust deploys moderate amounts of leverage as part of its operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, term loans, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Investment income
Dividend income	$3,086,441	$2,994,149	$92,292	$5,032,564	$6,917,024	$(1,884,460)
Other operating income	28	82	(54)	206	474	(268)
Total investment income	3,086,469	2,994,231	92,238	5,032,770	6,917,498	(1,884,728)
Operating expenses
Professional fees	114,547	182,081	(67,534)	449,746	453,414	(3,668)
Other	1,603	686	917	4,347	9,645	(5,298)
Total operating expenses	116,150	182,767	(66,617)	454,093	463,059	(8,966)
Net investment income	2,970,319	2,811,464	158,855	4,578,677	6,454,439	(1,875,762)
Net change in unrealized (depreciation) appreciation on investment	(1,751,564)	1,655,207	(3,406,771)	(1,223,889)	4,853,466	(6,077,355)
Net increase in members’ capital resulting from operations	$1,218,755	$4,466,671	$(3,247,916)	$3,354,788	$11,307,905	$(7,953,117)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of September 30, 2020 and December 31, 2019, we indirectly beneficially owned 76.5% through Terra JV and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended September 30, 2020 and 2019, we received distributions of $3.1 million and $7.6 million, or $0.20 and $0.51 per share, from Terra Property Trust and/or Terra JV, as applicable, of which $3.1 million and $3.0 million was recorded as dividend income and $0.0 million and $4.6 million was recorded as return of capital, respectively. For the nine months ended September 30, 2020 and 2019, we received distributions of $14.3 million and $22.8 million, or $0.96 and $1.53 per share, from Terra Property Trust and/or Terra JV, as applicable, of which $5.0 million and $6.9 million was recorded as dividend income and $9.3 million and $15.8 million was recorded as return of capital, respectively.

For the three months ended September 30, 2020 as compared to the same period in 2019, Terra Property Trust’s net income decreased by $1.0 million, primarily due to an increase in fees paid and operating expenses reimbursed to Terra Property Trust’s Manager of $0.7 million as a result of an increase in assets under management and an increase in allocation ratio in relation to affiliated funds managed by Terra Property Trust’s Manager and its affiliates, and an increase in net operating loss of $0.2 million from its operating real estate as a result of a lease termination on September 4, 2020.

    For the nine months ended September 30, 2020 as compared to the same period in 2019, Terra Property Trust’s net income decreased by $1.5 million, primarily due to (i) a decrease in net interest income of $2.0 million as a result of a decrease in the weighted average outstanding principal balance of net investments resulting from a higher volume of loan repayments than new loan originations and a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid; (ii) a provision for loan losses of $1.4 million on four loans with a loan risk rating of “4” and a past-due loan; (iii) an increase in fees paid and operating expenses reimbursed to Terra Property Trust’s Manager of $1.8 million as a result of an increase in assets under management and an increase in allocation ratio in relation to affiliated funds managed by Terra Property Trust’s Manager and its affiliates; and (iv) a net loss of $0.3 million on extinguishment of obligations under participation agreement; partially offset by (i) a decrease in professional fees of $2.0 million as a result of $2.4 million of professional fees directly incurred for the nine months ended September 30, 2019 and which were previously deferred, in contemplation of Terra Property Trust becoming a public entity; (ii) a decrease in net real estate operating loss of $0.8 million primarily as a result of a $1.6 million of impairment charge recorded for the nine months ended September 30, 2019 on a piece of land in order to reduce the carrying value of the land to its estimated fair value, partially offset by a loss incurred in connection with a lease termination; and (iii) a gain on sale of marketable securities of $1.2 million for the nine months ended September 30, 2020.
Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$422,999,516	9.1%	$374,934,899	10.5%
Obligations under participation agreements	(81,547,833)	10.7%	(96,876,184)	12.1%
Repurchase agreement payable	(68,952,665)	3.9%	(72,591,206)	4.5%
Term loan payable	(31,997,627)	5.3%	—	—%
Revolving credit facility	—	—%	(347,826)	6.4%
Net loans (3)	$240,501,391	10.5%	$205,119,683	11.8%
Senior loans
Gross loans	$238,098,881	6.7%	$143,834,648	7.6%
Obligations under participation agreements	(34,709,039)	9.0%	(6,800,000)	12.0%
Repurchase agreement payable	(68,952,665)	3.9%	(72,591,206)	4.5%
Term loan payable	(31,997,627)	5.3%	—	—%
Net loans (3)	$102,439,550	8.3%	$64,443,442	10.7%
Subordinated loans (4)
Gross loans	$184,900,635	12.2%	$231,100,251	12.3%
Obligations under participation agreements	(46,838,794)	12.0%	(90,076,184)	12.1%
Revolving credit facility	—	—	(347,826)	0.1
Net loans (3)	$138,061,841	12.2%	$140,676,241	12.4%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$404,720,953	9.2%	$370,659,620	10.8%
Obligations under participation agreements	(81,325,808)	11.1%	(96,571,005)	12.2%
Repurchase agreement payable	(85,999,794)	3.9%	(66,824,004)	4.7%
Term loan payable	(10,743,729)	5.3%	—	—%
Revolving credit facility	—	—%	(117,216)	6.4%
Net loans (3)	$226,651,622	10.8%	$207,147,395	12.1%
Senior loans
Gross loans	213,614,208	6.7%	132,815,080	7.9%
Obligations under participation agreements	(27,176,535)	9.3%	(8,391,500)	12.0%
Repurchase agreement payable	(85,999,794)	3.9%	(66,824,004)	4.5%
Term loan payable	(10,743,729)	5.3%	—	—%
Net loans (3)	$89,694,150	12.5%	$57,599,576	11.3%
Subordinated loans (4)
Gross loans	191,106,745	12.2%	237,844,540	12.4%
Obligations under participation agreements	(54,149,273)	12.1%	(88,179,505)	12.2%
Revolving credit facility	—	—%	(117,216)	6.4%
Net loans (3)	$136,957,472	12.2%	$149,547,819	12.5%
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

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

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

For the three and nine months ended September 30, 2020, we recorded net change in unrealized depreciation on investment of $1.8 million and $1.2 million, respectively, compared to net change in unrealized appreciation on investment of $1.7 million and $4.9 million, respectively. The increase in unrealized depreciation on investment in the current periods was due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak. The increase in unrealized appreciation on investment in the prior period was due to the fair value of the Company’s investment in Terra Property Trust went up as a result of higher fair values of the underlying loans and assets.

Net Increase in Members’ Capital Resulting from Operations

    For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, the net increase in members’ capital resulting from operations decreased by $3.2 million and decreased by $8.0 million, respectively.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. During the three months ended June 30, 2020, Terra Property Trust paid distributions of $0.0805, $0.0738 and $0.0738 per share of common stock for each of the months of April, May and June, respectively, which translated to a distribution rate of approximately 5.5% of the fair value per share. Going forward, Terra Property Trust targets a distribution rate of approximately 5.0% of the fair value per share, which Terra Property Trust believes is more closely aligned with its earnings per share. Distributions are made at the discretion of Terra Property Trust’s board and will depend upon, among other things, its actual results of operations and liquidity.

A total of $26.3 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $60.6 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $44.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

    On September 3, 2020, Terra Property Trust entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by Terra Property Trust and financed under the indenture and credit agreement. The floating rate loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of September 30, 2020, the amount outstanding under the indenture and credit agreement was $105.9 million.
    On June 20, 2019, Terra Property Trust entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which Terra Property Trust expects to use for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrue interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 6%. The credit facility matured on September 3, 2020; however, Terra Property Trust is currently negotiating with the lender to extend the maturity of the revolving credit facility by a year and the lender has waived the maturity default. As of September 30, 2020, the revolving credit facility had an outstanding balance of $25.0 million. Terra Property Trust has sufficient cash on hand to repay the amount outstanding under the revolving credit facility.

Cash Flows Provided by Operating Activities

2020 — For the nine months ended September 30, 2020, cash flows provided by operating activities were $13.7 million, primarily due to $14.3 million of dividends received from Terra Property Trust and/or Terra JV, as applicable, of which $9.3 million was recorded as a return of capital.

2019 — For the nine months ended September 30, 2019, cash flows provided by operating activities were $22.4 million, primarily due to $22.8 million of dividends received from Terra Property Trust, of which $15.8 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2020 — For the nine months ended September 30, 2020, cash flows used in financing activities were $13.5 million primarily related to distributions paid to members.

2019 — For the nine months ended September 30, 2019, cash flows used in financing activities was $22.4 million, primarily related to distributions paid to members.

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

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2020 and 2019, none of our income was subject to the NYC UBT.

    We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. For the three and nine months ended September 30, 2020 and 2019, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

    The following table provides a summary of Terra Property Trust’s contractual obligations at September 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$89,029,775	$26,262,184	$62,767,591	$—	$—
Mortgage loan payable — principal (2)	44,210,228	777,606	43,432,622	—	—
Term loan payable — principal (3)	105,888,747	—	—	105,888,747	—
Revolving credit facility payable — principal (4)	25,000,000	25,000,000	—	—	—
Interest on borrowings (5)	43,592,013	15,097,142	19,418,004	9,076,867	—
Unfunded lending commitments (6)	64,164,152	60,633,211	3,530,941	—	—
Ground lease commitment (7)	83,509,688	1,264,500	2,529,000	2,529,000	77,187,188
	$455,394,603	$129,034,643	$131,678,158	$117,494,614	$77,187,188
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
(2)Amount excludes unamortized origination and exit fees of $0.1 million.
(3)Amount excludes unamortized deferred financing costs of $2.4 million.
(4)Terra Property Trust’s revolving credit facility was scheduled to mature on June 20, 2020. Terra Property Trust amended the credit agreement to extend the maturity to September 3, 2020. Terra Property Trust is currently negotiating with the lender to extend the revolving credit facility by a year and the lender has waived the maturity default. Terra Property Trust has sufficient cash on hand to repay the amount outstanding under the revolving credit facility.
(5)Interest was calculated using the applicable annual variable interest rate and balance outstanding at September 30, 2020. Amount represents interest expense through maturity plus exit fee as application.
(6)Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of September 30, 2020, Terra Property Trust had seven of such loans with total funding commitments of $262.1 million, of which $197.9 million had been funded.
(7)Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

The table above does not include Terra Property Trust’s commitment under a subscription agreement with Terra Opportunities Fund to fund up to $50.0 million to purchase the limited partnership interests in Terra Opportunities Fund as the subscription agreement does not have fixed or determinable payments. On November 5, 2020, Terra Property Trust funded $3.6 million of the commitment.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Origination and extension fee expense (1)	$285,205	$270,036	$973,423	$1,070,588
Asset management fee	1,151,166	942,548	3,321,125	2,779,888
Asset servicing fee	258,860	220,881	746,384	652,122
Operating expenses reimbursed to Manager	1,719,767	1,308,453	4,781,831	3,636,971
Disposition fee (2)	95,889	721,612	391,833	1,358,636
Total	$3,510,887	$3,463,530	$10,214,596	$9,498,205
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
    As of September 30, 2020, Terra Property Trust had 13 investments with an aggregate principal balance of $274.3 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.6 million.

    Additionally, Terra Property Trust had $44.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $105.9 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $181.0 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on Terra Property Trust’s total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.2 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the nine months ended September 30, 2020 and 2019, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Neither we, Terra Property Trust, Terra JV nor our Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra Property Trust, Terra JV or our Manager. From time to time, we, Terra Property Trust, Terra JV and individuals employed by our Manager or its affiliates may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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
    In the year ended December 31, 2019, Terra Property Trust paid $30.4 million of cash distributions on its common stock, representing total distributions of $2.03 per share. For the nine months ended September 30, 2020, Terra Property Trust’s board of directors declared total cash distribution of $0.96 per share that were paid monthly in the same period in which each was declared.
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
The documents governing Terra Property Trust's indenture and credit agreement contain, and additional financing arrangements may contain, financial covenants that could restrict Terra Property Trust's borrowings or subject Terra Property Trust to additional risks.

Terra Property Trust has borrowed funds under its indenture and credit agreement. The documents that govern the indenture and credit agreement contain, and additional financing arrangements may contain, various financial and other restrictive covenants, including covenants that require Terra Property Trust to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. The guaranty relating to the indenture and credit agreement requires Terra Property Trust to maintain: (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. If Terra Property Trust fails to satisfy any of the financial or other restrictive covenants, or otherwise defaults under these agreements, the lender will have the right to accelerate repayment and terminate the indenture and credit agreement. Accelerating repayment and terminating the indenture and credit agreement will require immediate repayment by Terra Property Trust of the borrowed funds, which may require Terra Property Trust to liquidate assets at a disadvantageous time, causing it to incur further losses and adversely affecting its results of operations and financial condition, which may impair our ability to maintain our current level of distributions.
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

Date: November 12, 2020

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