Form 10-K
period 2020-12-31
Terra Secured Income Fund 5, LLC
filed 2021-03-19
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 18, 2021, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K, the terms: “we,” “us,” “our,” “our Fund” and the “Company” refer to Terra Secured Income Fund 5, LLC, a Delaware limited liability company. Additionally, the following defined terms are used in this annual report on Form 10-K.

•“Terra Property Trust” refers to Terra Property Trust, Inc., an entity we have an indirect ownership interest in;

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners, LLC;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC, or “Terra Fund 4”); “Fund 5 International” refers to Terra Secured Income Fund 5 International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra International” refers to Terra Income Fund International; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC); “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., a subsidiary of Terra Fund 7; “Terra RECO” refers to Terra Real Estate Credit Opportunities Fund, LP; “Terra RECO REIT” refers to Terra Real Estate Credit Opportunities Fund REIT, LLC, a subsidiary of Terra RECO;

•“Terra Fund Advisors” or our “Manager” refers to Terra Fund Advisors, LLC, an affiliate of Terra Capital Partners;

•Our “Manager or its affiliates” refers to Terra Fund Advisors, as the managing member of Terra Secured Income Fund 5, LLC, and/or Terra REIT Advisors, as the external manager of Terra Property Trust, as the context requires;

•“Terra Funds” refer to Terra Fund 1, Terra Fund 2, Terra Fund 3, Terra Fund 4 and our Fund, collectively;

•“Terra Income Advisors” refers to Terra Income Advisors, LLC, an affiliate of Terra Capital Partners;

•“Terra Income Advisors 2” refers to Terra Income Advisors 2, LLC, an affiliate of Terra Capital Partners;

•“Terra REIT Advisors” or the “REIT Manager” refers to Terra REIT Advisors, LLC, a subsidiary of Terra Capital Partners; and

SPECIAL NOTE FORWARD-LOOKING STATEMENTS

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

•the potential negative impacts of a novel coronavirus (“COVID-19”) on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; the REIT Manager; Terra Capital Partners; Terra Property Trust, Terra Fund 6, Terra Fund 7, Fund 5 International, Terra International, Terra Offshore REIT and Terra RECO; or any of their affiliates;

•our dependence on our Manager or its affiliates and the availability of its senior management teams and other personnel;

•liquidity transactions that may be available to us in the future, including an initial public offering and listing of the shares of common stock of Terra Property Trust on a national securities exchange, a liquidation of our assets or a sale of our company, and the timing of any such transactions;

•actions and initiatives of the U.S. federal, state and local government and changes to the U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exclusion or exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”), and our Terra Property Trust to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.

Risks Related to Our Business

•Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, the value of our assets and returns to our investors.
•The lack of liquidity of our assets may adversely affect our business, including.our ability to value and sell our assets.
•Terra Property Trust’s investments are selected by our Manager or its affiliates and our unitholders will not have input into investment decisions.
•If our Manager or its affiliates underestimates the borrower’s credit analysis or originates loans by using an exception to their loan underwriting guidelines, we may experience losses.
•Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, CMBS, and other real-estate debt or equity assets and the availability and yield on our targeted assets.
•New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns.
•Our loan portfolio may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn with respect to those property types or geographic locations.
•The mezzanine loans, preferred equity and other subordinated loans in which we invest involve greater risks of loss than senior loans secured by income-producing commercial properties.

Risks Related to Regulation

•Maintenance of our 1940 Act exclusion imposes limits on our operations.

Risks Related to Our Management and Our Relationship With Our Manager and its Affiliates

•We rely entirely on our Manager or its affiliates and the directors, employees and officers of our Manager or its affiliates for our day-to-day operations, and the directors, officers and employees of our Manager or its affiliates will face competing demands to their allocation of time and investment opportunities.
•We face certain conflicts of interest with respect to our operations and our relationship with our Manager and Terra Property Trust’s relationship with the REIT Manager.
•The compensation that the REIT Manager receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third-party.
•Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code, which may hinder their ability to achieve our objectives or result in loss of Terra Property Trust’s qualification as a REIT.

Risks Related to Financing and Hedging

•Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.
•We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Risks Related to Owning Our Units

•Units issued by us that you hold are not freely transferrable; thus investors may not be able to liquidate their investment.
•Rapid changes in the values of our assets may make it more difficult for Terra Property Trust to maintain its qualification as a REIT or our exclusion from the 1940 Act.

Tax Risks

•Income taxes of members may exceed cash distributions.
•If Terra Property Trust does not qualify or maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability as a result, which would result in reduced returns to our members.

v

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

    On January 1, 2016, the Terra Funds merged with and into our subsidiaries through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to Terra Property Trust in exchange for all of its common shares. We elected to engage in these transactions, which we refer to as the “REIT formation transactions,” to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2020, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    Each of the loans was originated by Terra Capital Partners or its affiliates. The portfolio is diversified geographically with underlying properties located in 20 markets across eight states and by loan structure and property type. The portfolio includes diverse property types such as multifamily housing, condominiums, hotels, student housing, commercial offices, medical offices and mixed use properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. The loans are structured across mezzanine debt, first mortgages, and preferred equity investments.

    We are managed by Terra Fund Advisors or our Manager, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Terra Property Trust’s investment activities are externally managed by Terra REIT Advisors, a private investment firm affiliated with us, pursuant to a management agreement dated February 8, 2018. Under the terms of the management agreement, the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services.

    We believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

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

    Our Manager intends to treat us as a partnership and not as an association or “publicly traded partnership,” taxed as a corporation for U.S. federal income tax purposes. Terra Property Trust has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. So long as Terra Property Trust qualifies as a REIT, it generally is not subject to U.S. federal income tax on its net taxable income to the extent that it annually distributes all of its net taxable income to its stockholders. We also operate our business in a manner that will permit us to be excluded from registration as an investment company under the 1940 Act.

Our Manager and Terra Capital Partners

    Our sole managing member is our Manager. The external manager of Terra Property Trust is the REIT Manager. Both our Manager and the REIT Manager are registered as investment advisers under the Advisers Act.

    The REIT Manager is a subsidiary, and our Manager is an affiliate of, Terra Capital Partners, a real estate credit focused investment manager based in New York City with a 18-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2020 have been secured by approximately 13.5 million square feet of office properties, 3.6 million square feet of retail properties, 3.8 million square feet of industrial properties, 4,855 hotel rooms and 26,854 apartment units. The value of the properties underlying this capital was approximately $9.6 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

    An affiliate (“Axar”) of Axar Capital Management L.P. (“Axar Capital Management”) owns 100% of the voting interest and, together with certain members of the senior management of Terra Capital Partners, 100% of the economic interest in Terra Capital Partners. Axar Capital Management is an investment manager registered under the Advisers Act with over $750 million in assets under management as of December 31, 2020, headquartered in New York City and founded by Andrew M. Axelrod. Axar Capital Management focuses on value-oriented and opportunistic investing across the capital structure and multiple sectors. The firm seeks attractive prices relative to intrinsic value and invests in event-driven situations with clear catalysts and asymmetric return potential. Axar Capital Management’s senior real estate team, which joined Terra Capital Partners in February 2018, has worked together for over five years, having previously built the $3 billion real estate business at Mount Kellett Capital Management, LP. Axar Capital Management has a deep network of industry relationships including institutional investors (for both public and private investments), operators, advisers and senior lenders.
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

Objective and Strategy

    Our primary investment objectives are to:

•preserve our members’ capital contributions;

•realize income from our investment; and

•make monthly distributions to our members from cash generated by our investment.

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

    The management teams of our Manager and the REIT Manager have extensive experience in originating, managing and disposing of real estate-related loans. The REIT Manager seeks to:

•focus on middle market loans of approximately $10 million to $50 million;

•focus on the origination of new loans, not on the acquisition of loans originated by other lenders;

•invest primarily in floating rate rather than fixed rate loans, but the REIT Manager reserves the right to make debt investments that bear interest at a fixed rate;

•originate loans expected to be repaid within one to five years;

•maximize current income;

•lend to creditworthy borrowers;

•construct a portfolio that is diversified by property type, geographic location, tenancy and borrower;

•source off-market transactions; and

•hold loans until maturity unless, in the REIT Manager’s judgment, market conditions warrant earlier disposition.

Our Financing Strategy

    We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions, as described under “— Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which consists of borrowings under first mortgage financings, a revolving credit facility, repurchase agreements and a term loan. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    In December 2018, Terra Property Trust entered into a master repurchase agreement with Goldman Sachs Bank USA (“Goldman”) that provided for advances of up to $150 million in the aggregate, which Terra Property Trust used to finance certain secured performing commercial real estate loans, primarily senior mortgage loans. In September 2020, Terra Property Trust terminated the master repurchase agreement and replaced it with a term loan from Goldman of $103.0 million. In addition, Goldman has agreed to provide $3.6 million of additional future advances and may provide up to $11.6 million of additional future discretionary advances under the term loan. In June 2019, Terra Property Trust entered into a credit facility with Israel Discount Bank that provides for revolving credit loans of up to $35.0 million in the aggregate. In October 2020, Terra Property Trust amended the credit facility and reduced the amount available for borrowing to $15.0 million. In March

2021, the credit facility was terminated. The credit facility was used for short term financing needed to bridge the timing of anticipated loan repayments and funding obligations.

    As of December 31, 2020, Terra Property Trust had outstanding indebtedness, consisting of borrowings under a mortgage loan of $44.0 million and borrowings under the term loan of $107.6 million. As of December 31, 2020, the amount remaining available under the credit facility was $15.0 million.

    Additionally, as of December 31, 2020, Terra Property Trust had obligations under participation agreements and secured borrowing with an aggregate outstanding principal amount of $89.5 million. However, Terra Property Trust does not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With its larger size and enhanced access to capital and capital flexibility, Terra Property Trust expects to deemphasize its use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K.

Targeted Assets

Real Estate-Related Loans

Through Terra Property Trust, we originate, structure, fund and manage commercial real estate loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments related to high-quality commercial real estate in the United States. We may also, to the extent consistent with Terra Property Trust’s qualification as a REIT, acquire equity participations in the underlying collateral of some of such loans. Terra Property Trust originates, structures and underwrites most, if not all, of its loans. Terra Property Trust, in reliance on the REIT Manager, uses what we consider to be conservative underwriting criteria, and our underwriting process involves comprehensive financial, structural, operational and legal due diligence to assess the risks of financings so that we can optimize pricing and structuring. By originating, not purchasing, loans, Terra Property Trust is able to structure and underwrite financings that satisfy our standards, utilize our proprietary documentation and establish a direct relationship with our borrower. Described below are some of the types of loans we own and seek to originate with respect to high-quality properties in the United States. We continue to see attractive lending opportunities, and we expect market conditions to remain favorable for our strategy for the foreseeable future.

Mezzanine Loans.  These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with Terra Property Trust’s qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2020, Terra Property Trust owned five mezzanine loans with a total net principal amount of $23.9 million, which constituted 7.2% of its net loan investment portfolio.

Preferred Equity Investments.  These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2020, Terra Property Trust owned six preferred equity investments with a total net principal amount of $101.0 million, which constituted 30.2% of its net loan investment portfolio.

First Mortgage Loans.  These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. Our Manager originates current-pay first mortgage loans backed by high-quality properties in the United States. that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 70%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third-party financing for a portion of the loan or optimize returns which may include retained origination fees.

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2020, Terra Property Trust owned nine first mortgage loans with a total net principal amount of $209.7 million, which constituted 62.7% of its portfolio. As of December 31, 2020, Terra Property Trust used $184.2 million of senior mortgage loans as collateral for $107.6 million of borrowings under a term loan.

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

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2020, Terra Property Trust did not own any B-notes.

Equity Participations.  In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2020, Terra Property Trust did not own any equity participations.

Other Real Estate-Related Investments.  We may, through Terra Property Trust, invest in other real estate-related investments, which may include commercial mortgage-backed securities (“CMBS”) or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2020, Terra Property Trust owned a 90.3% equity interest, or $36.3 million, in a limited partnership that invests in performing and non-performing mortgage, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets.

Operating Real Estate

    From time to time, Terra Property Trust may acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, Terra Property Trust acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, Terra Property Trust acquired a 4.9 acre development parcel through deed in lieu of foreclosure. As of December 31, 2020, the office building and the development parcel had a carrying value of $62.9 million, and the mortgage loan payable encumbering the office building had a principal amount of $44.0 million.

Investment Guidelines

    Terra Property Trust’s board of directors adopts investment guidelines from time to time relating to the criteria to be used by the Manager or its affiliates’ senior management team to evaluate specific investments as well as its overall portfolio composition. Terra Property Trust’s board of directors will review its compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of its quarterly results by its board of directors.

    Terra Property Trust’s board of directors adopted the following investment guidelines:

•no origination or acquisition shall be made that would cause Terra Property Trust to fail to qualify as a REIT;

•no origination or acquisition shall be made that would cause Terra Property Trust or any of its subsidiaries to be required to register as an investment company under the 1940 Act; and

•until appropriate investments can be identified, Terra Property Trust may invest the proceeds of its equity or debt offerings in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with its intention to qualify as a REIT.

    These investment guidelines may be changed from time to time by a majority of Terra Property Trust’s board of directors without the approval of its stockholders.

Disposition Policies

    The period Terra Property Trust holds its investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. Our Manager or its affiliates have developed a well-defined exit strategy for each investment Terra Property Trust makes. Our Manager or its affiliates continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return to Terra Property Trust’s stockholders. Economic and market conditions may influence Terra Property Trust to hold investments for different periods of time. Terra Property Trust may sell an asset before the end of the expected holding period if it believes that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. Terra Property Trust intends to make any such dispositions in a manner consistent with its qualification as a REIT and its desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

    Terra Property Trust elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2016. We believe that Terra Property Trust has been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its manner of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, Terra Property Trust must meet on a continuing basis, through its organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of shares of its stock. If Terra Property Trust fails to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it failed to qualify as a REIT. Even if Terra Property Trust qualifies for taxation as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property. In addition, subject to maintaining Terra Property Trust’s qualification as a REIT, a portion of its business may be conducted through, and a portion of its income may be earned with respect to, its taxable REIT subsidiaries (“TRSs”), should it decides to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by Terra Property Trust generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by Terra Property Trust from its TRSs, should it form a TRS in the future.

1940 Act Exclusion

    Neither we nor Terra Property Trust are registered as an investment company under the 1940 Act. If we or Terra Property Trust were obligated to register as an investment company, we or Terra Property Trust would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•limitations on our capital structure or the use of leverage;

•restrictions on specified investments;

•prohibitions on transactions with affiliates; and

•compliance with reporting, record keeping, and other rules and regulations that would significantly change our and Terra Property Trust’s operations.

We and Terra Property Trust conduct our operations, and intend to continue to conduct our operations, so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Because we are organized as a holding company and conduct our business primarily through Terra Property Trust, the value of the “investment securities” held by an issuer must be less than 40% of the value of such issuer’s total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as we are not engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through Terra Property Trust, we are primarily engaged in the non-investment company businesses of Terra Property Trust.

    Terra Property Trust and certain of its subsidiaries may at times reply primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions available to Terra Property Trust and its subsidiaries (other than Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of Terra Property Trust’s (and any of its subsidiaries relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and at least 80% of Terra Property Trust’s (and any of its subsidiaries’, in relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets) as determined in accordance with the 1940 Act and the rules and regulations promulgated thereunder. For purposes of the exclusion provided by Section 3(c)(5)(C) of the 1940 Act, Terra Property Trust (and any of its subsidiaries relying on Section 3(c)(5)(C)) classifies its investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations Terra Property Trust (and any of its subsidiaries relying on Section 3(c)(5)(C)) may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets held by Terra Property Trust and any of its subsidiaries for the purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us, Terra Property Trust, or any of its subsidiaries relying on Section 3(c)(5)(C) to lose our or their exclusion from registration, or force us, Terra Property Trust, or any of its subsidiaries to re-evaluate our or their portfolios and our or their investment strategy. Such changes may prevent us from operating our business successfully.

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

    Although we monitor the portfolio of Terra Property Trust and its subsidiaries periodically and prior to each acquisition and disposition, Terra Property Trust or its subsidiaries may not be able to maintain an exclusion from registration as an investment company. If Terra Property Trust or its subsidiaries were required to register as an investment company, but failed to do so, Terra Property Trust or its subsidiaries failing to so qualify would be prohibited from engaging in their business, and legal proceedings could be instituted against Terra Property Trust or any of its subsidiaries failing to so qualify. In addition, the contracts of Terra Property Trust or any of its subsidiaries failing to so qualify may be unenforceable, and a court could appoint a receiver to take control of Terra Property Trust or any of its subsidiaries failing to so qualify and liquidate their business.

Emerging Growth Company Status

    We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and unitholder approval of any golden parachute payments not previously approved. A number of these exemptions are not relevant to us, but we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Term and Liquidity

    Our amended and restated operating agreement provides that our existence will continue until December 31, 2023, unless sooner terminated. However, we expect that prior to such date we will consummate a liquidity transaction, which may include an orderly liquidation of our assets or an alternative liquidity event such as a sale of our company or an initial public offering and listing of Terra Property Trust’s shares of common stock on a national securities exchange. Our Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of our members.

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

Employees; Staffing; Human Capital

    Our sole managing member is our Manager. We conduct substantially all of our business through Terra Property Trust, which is supervised by its board of directors consisting of four directors. Terra Property Trust has entered into a management agreement with the REIT Manager pursuant to which certain services are provided by the REIT Manager and paid for by Terra Property Trust. The REIT Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees. See “Item 10. Directors, Executive Officers and Corporate Governance” in this annual report on Form 10-K.

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

Terra Property Trust’s investments are selected by our Manager or its affiliates and our unitholders will not have input into investment decisions.

    Pursuant to the terms of a management agreement between Terra Property Trust and the REIT Manager, the REIT Manager is responsible for, among other services, managing the investment and reinvestment of Terra Property Trust’s assets, subject to the oversight and supervision of the board of directors of Terra Property Trust. Our unitholders will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in our units, as we may make investments with which you may not agree. Our Manager or its affiliates intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager or its affiliates to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our unitholders, and could cause the value of our units to decline. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager or its affiliates will uncover all relevant facts or that any particular investment will be successful.

    From time to time, before appropriate real estate-related investments can be identified, our Manager or its affiliates may choose to have us invest in interest-bearing, short-term investments, including money market accounts and/or funds, that are consistent with Terra Property Trust’s intention to maintain its qualification as a REIT. These short-term, non-real estate-related investments, if any, are expected to provide a lower net return than we will seek to achieve from investments in real estate-related loans and other commercial real estate assets. Furthermore, when our Manager or its affiliates does identify suitable real estate-related loans and other commercial real estate assets that are the types of assets which we target, you will be unable to influence the decision of our Manager or its affiliates ultimately to invest in, or refrain from investing in, such assets.

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

Major public health issues, including the ongoing COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets have adversely impacted and could continue to adversely impact or disrupt our financial condition and results of operations.

The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, former President Trump declared the COVID-19 outbreak a national emergency. The global impact of the pandemic has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of Terra Property Trust's commercial real estate loans, have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented or additional restrictions are being considered. There is no assurance that any exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions have created, and we expect will continue to create, disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries. The pandemic has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.

In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. In March 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. Although these actions by the federal government, together with other actions taken at the federal, regional and local levels, are intended to support these economies and while President Biden, with the support of a Democratic Congress, is likely to implement additional relief measures in 2021, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects on the economy and potentially a recession. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may be significant, around the world.

We believe that our and Terra Property Trust’s ability, as well as that of Terra REIT Advisors, the external manager of Terra Property Trust, and our Manager, to operate, our and Terra Property Trust's level of business activity and the profitability of our and Terra Property Trust's business, as well as the values of, and the cash flows from, the loan assets Terra Property Trust owns have been, and will continue to be, impacted by the effects of COVID-19 and could in the future be impacted by another pandemic or other major public health issues. While we, Terra Property Trust, Terra REIT Advisors and our Manager have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our or Terra Property Trust's business from such events.

The effects of COVID-19 have adversely impacted the value of Terra Property Trust’s loan assets, and our and Terra Property Trust’s business, financial condition and results of operations and cash flows. Some of the factors that impacted us and Terra Property Trust to date and may continue to affect us and Terra Property Trust include the following:

•the decline in the value of commercial real estate, which negatively impacts the value of Terra Property Trust’s loans, potentially materially;

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

•unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with evaluating the fair value of loans;

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

•disruptions to the efficient function of our or Terra Property Trust’s operations because of, among other factors, any inability to access short-term or long-term financing for the loans it makes;

•Terra Property Trust’s need to sell assets, including at a loss;

•Terra Property Trust’s loan origination activities;

•inability of other third-party vendors Terra Property Trust or we rely on to conduct Terra Property Trust’s or our business to operate effectively and continue to support Terra Property Trust’s or our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of Terra Property Trust's or our business; and

•Terra Property Trust’s or our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

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

The expected discontinuance of regarding the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.

In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”) announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The FCA and U.S. bank regulators have welcomed the IBA’s proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.

The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

Terra Property Trust’s term loan, the mortgage loan payable and its credit facility, as well as certain of its floating rate loan assets, are, and other future financings may be, linked to this benchmark rate. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among Terra Property Trust’s assets and its financing arrangements may result in interest rate mismatches between its assets and the borrowings used to fund such assets and accordingly impact the Company’s investment.

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

While we expect LIBOR to be available in substantially its current form until the end of 2021, if a significant number of panel banks decline to provide LIBOR submissions to the IBA, it is possible that LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.

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

Our loans may be secured by office, multifamily, student housing, hotel, commercial or warehouse properties, and are subject to risks of delinquency, foreclosure and of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•tenant mix;

•success of tenant businesses;

•property management decisions;

•property location, condition and design;

•competition from comparable types of properties;

•changes in national, regional or local economic conditions and/or specific industry segments;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•increases in interest rates, real estate tax rates and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•the potential for uninsured or underinsured property losses;

•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;

•pandemics or other calamities that may affect tenants' ability to pay their rent; and

•acts of God, terrorism, social and political unrest, armed conflict, geopolitical events and civil disturbances.

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

Terra Property Trust’s loans are concentrated in California, Georgia, New York, North Carolina and Washington representing approximately 43.0%, 22.3%, 16.8%, 8.6% and 5.6% of its net loan portfolio as of December 31, 2020, respectively. Additionally, Terra Property Trust owns a multi-tenant office building in California. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

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

We expect that a significant portion of Terra Property Trust’s assets may be mortgage loans for the development of real estate, which will initially be secured by infill land. These types of loans are speculative, because:

•until improvement, the property may not generate separate income for the borrower to make loan payments;

•the completion of planned development may require additional development financing by the borrower, which may not be available; and

•there is no assurance that we will be able to sell unimproved infill land promptly if we are forced to foreclose upon it.

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

Our operations and activities include loans to small, privately owned businesses to purchase real estate used in their operations or by investors seeking to acquire small office, multifamily, student housing, hotel, warehouse properties. Additionally, such loans are also often accompanied by personal guarantees. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by banks. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses typically depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material and adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need additional capital to expand or compete. These factors may have an impact on loans involving such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses.

Terra Property Trust’s investments may include subordinated tranches of CMBS, which are subordinate in right of payment to more senior securities.

Terra Property Trust’s investments may include subordinated tranches of CMBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of assets consisting primarily of commercial loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

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

Some of these systems are located at our facility and some are maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period of time, there could be a material and adverse impact on our business, results of operations and financial condition.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, the REIT Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, Terra Property Trust’s board of directors and its audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and the Manager and its affiliates and the measures the Manager and its affiliates are taking to mitigate such risks. In addition to such periodic reports, Terra Property Trust’s board of directors and its audit committee receive updates from management as to changes to us and the Manager and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

    The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, former President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In May 2018, the Congress passed, and former President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modified certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA will relax or eliminate so-called “enhanced regulation” of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxed (or eliminated) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain. It is possible that Democratic majorities in the House and Senate, with the support of the Biden Administration, will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act, although it is not possible at this time to predict the nature or extent of any amendments.

The Biden Administration, along with the Democratic Congress, is likely to focus in the short-term on additional stimulus measures to address the economic impact of the COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress are likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance (“ESG”) matters, consumer financial protection and infrastructure.

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

    Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act and any legislative and/or regulatory actions under a Biden Administration and Democratic Congress, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. Failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our unitholders.

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

(1)had a public float of less than $250 million; or

(2)had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

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

    Neither we nor Terra Property Trust are registered as an investment company under the 1940 Act. If we or Terra Property Trust were obligated to register as an investment company, we or Terra Property Trust would have to comply with a variety of substantive requirements under the 1940 Act that impose, among other things:

•limitations on our capital structure and the use of leverage;

•restrictions on specified investments;

•prohibitions on transactions with affiliates; and

•compliance with reporting, record keeping, and other rules and regulations that would significantly change our and Terra Property Trust’s operations.

    We and Terra Property Trusty conduct our operations, and intend to continue to conduct our operations, so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Because we are organized as a holding company and conduct our business primarily through Terra Property Trust, the value of the “investment securities” held by us must be less than 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as we are not engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through Terra Property Trust, we are primarily engaged in the non-investment company businesses of Terra Property Trust.

    Terra Property Trust and certain of its subsidiaries may at times rely primarily on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the 1940 Act, or any other exclusions available to Terra Property Trust and its subsidiaries (other than Section 3(c)(1) or Section 3(c)(7)). Section 3(c)(5)(C) of the 1940 Act is available for entities

“primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of Terra Property Trust’s (and any of its subsidiaries relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and at least 80% of Terra Property Trust’s (and any of its subsidiaries’, in relying on Section 3(c)(5)(C)) portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets) as determined in accordance with the 1940 Act and the rules and regulations promulgated thereunder. For purposes of the exclusion provided by Section 3(c)(5)(C) of the 1940 Act, Terra Property Trust (and any of its subsidiaries relying on Section 3(c)(5)(C)) classifies its investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations Terra Property Trust (and any of its subsidiaries relying on Section 3(c)(5)(C)) may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets held by Terra Property Trust and any of its subsidiaries for purposes of the 3(c)(5)(C) exclusion or any other exclusion or exemption under the 1940 Act. Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us, Terra Property Trust, or any of its subsidiaries relying on Section 3(c)(5)(C) to lose our or their exclusion from registration, or force us, Terra Property Trust, or any of its subsidiaries to re-evaluate our or their portfolios and our or their investment strategy. Such changes may prevent us from operating our business successfully.

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

    Although we monitor the portfolio of Terra Property Trust and its subsidiaries periodically and prior to each acquisition and disposition, Terra Property Trust or its subsidiaries may not be able to maintain an exclusion from registration as an investment company. If Terra Property Trust or its subsidiaries were required to register as an investment company, but failed to do so, Terra Property Trust or its subsidiaries failing to so qualify would be prohibited from engaging in their business, and legal proceedings could be instituted against Terra Property Trust or any of its subsidiaries failing to so qualify. In addition, the contracts of Terra Property Trust or any of its subsidiaries failing to so qualify may be unenforceable, and a court could appoint a receiver to take control of Terra Property Trust or any of its subsidiaries failing to so qualify and liquidate their business.

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

    Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Property Trust, Terra Fund 6 and Terra RECO. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. Should our Manager or its affiliates, or the members of our Manager’s or its affiliates’ management teams, devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

We face certain conflicts of interest with respect to our operations and our relationship with our Manager and Terra Property Trust’s relationship with the REIT Manager.

    We are subject to conflicts of interest arising out of our and Terra Property Trust’s respective relationships with our Manager, the REIT Manager and their affiliates. We may enter into additional transactions with our Manager, its affiliates, or entities managed by our Manager or its affiliates. In particular, we may invest in, or acquire, certain of our investments through joint ventures or co-investments with other affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other affiliates or engage in other transactions with entities managed by our Manager or its affiliates. Future joint venture investments could be adversely affected by our lack of sole decision-making authority, or reliance on our Manager’s and its affiliates’ financial condition and liquidity, and disputes between us and our Manager or its affiliates. Certain of those transactions will be subject to certain regulatory restrictions as a result of the 1940 Act or the conditions of an order granting exemptive relief to our affiliate, Terra Fund 6. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

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

    Our Manager and its affiliates serve as manager of certain other funds and investment vehicles, all of which have investment objectives that overlap with ours. In addition, future programs may be sponsored by our Manager and its affiliates may serve as the dealer manager for these future programs. As a result, our Manager and its affiliates may face conflicts of interest arising from potential competition with other programs for investors and investment opportunities. There may be periods during which one or more programs managed by our Manager or its affiliates will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

The compensation that the REIT Manager receives was not determined on an arm’s-length basis and therefore may not be on the same terms as we could achieve from a third-party.

    The compensation paid by Terra Property Trust to the REIT Manager or its affiliates for services they provide to Terra Property Trust were not determined on an arm’s-length basis. We cannot assure you that a third-party unaffiliated with us would not be able to provide such services to us at a lower price.

The base management fee the REIT Manager receives for managing Terra Property Trust may reduce its incentive to devote its time and effort to seeking attractive assets for our portfolio because the fee is payable regardless of our performance.

    Terra Property Trusty pays the REIT Manager a base management fee regardless of the performance of our portfolio. The REIT Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions and the value of our units.

We cannot predict the amounts of compensation to be paid to the REIT Manager and its affiliates.

    Because the fees that Terra Property Trust will pay to the REIT Manager and its affiliates are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that Terra Property Trust will be required to pay these entities. In addition, because key employees of the REIT Manager and its affiliates are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to the REIT Manager and its affiliates reduce funds available for payment of distributions. Because we cannot predict the amount of fees due to these parties, we cannot predict how precisely such fees will impact such payments.

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

Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code, which may hinder their ability to achieve our objectives or result in loss of Terra Property Trust’s qualification as a REIT.

    Prior to the completion of the REIT formation transactions, our Manager and its affiliates had no experience operating a REIT or complying with regulatory requirements, including the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have limited experience operating a business in compliance with the numerous technical restrictions and limitations set forth in the Internal Revenue Code or the 1940 Act applicable to REITs. We cannot assure you that our Manager, its affiliates or our management team will perform on our behalf as they have in their previous endeavors. The inexperience of our Manager and its affiliates described above may hinder its ability to achieve our objectives or result in loss of Terra Property Trust’s qualification as a REIT, or payment of taxes and penalties. As a result, we cannot assure you that we have been able to or will continue to be able to successfully operate as a REIT, execute our business strategies or comply with regulatory requirements applicable to REITs.

Risks Related to Financing and Hedging

Terra Property Trust’s board of directors may change Terra Property Trust’s leverage policy, and/or investment strategy and guidelines, asset allocation and financing strategy, without the consent of its common stockholders.

    We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under Terra Property Trust’s borrowings, including under its term loan and revolving credit facility, we may significantly increase the amount of leverage we utilize at any time without approval of our unitholders or Terra Property Trust’s stockholders. Depending on market conditions, additional borrowings may include credit facilities, senior notes, repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to our unitholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations.

    Our Manager is authorized to follow broad investment guidelines that have been approved by Terra Property Trust’s board of directors. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our unitholders or Terra Property Trust’s stockholders. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could materially and adversely affect us.

We may pursue and not be able to successfully complete securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

    We may use additional credit facilities, senior notes, term loans, repurchase agreements, first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets has been accumulated, at which time we may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDO”s), or the private placement of loan participations or other long-term financing. If we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. We are also subject to the risk that we are not able to obtain short-term financing arrangements or are not able to renew any short-term financing arrangements after they expire should we find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

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

    We may, on occasion, consistent with Terra Property Trust’s qualification as a REIT and our desire to avoid being subject to the “prohibited transaction” penalty tax, sell some of our loans in the secondary market or as a part of a securitization of a portfolio of our loans. If we sell loans, we would be required to make customary representations and warranties about such loans to the loan purchaser. Our loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations, if any.

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

Terra Property Trust has borrowed funds under its indenture and credit agreement. The documents that govern the indenture and credit agreement contain, and additional financing arrangements may contain, various financial and other restrictive covenants, including covenants that require Terra Property Trust to maintain a certain interest coverage ratio and net asset value and that create a maximum balance sheet leverage ratio. The guaranty relating to the indenture and credit agreement requires Terra Property Trust to maintain: (a) a minimum tangible net worth in an amount not less than seventy-five percent (75%) of its tangible net worth as of September 3, 2020, (b) a minimum liquidity of $10 million, and (c) an EBITDA to interest expense ratio of not less than 1.5 to 1.0. Additionally, Terra Property Trust’s revolving credit facility requires it to maintain: (i) an EBITDA to interest expense ratio of not less than 1.00; (ii) cash liquidity of at least $7.0 million; (iii) tangible net worth of at least $200.0 million; and (iii) a total indebtedness to tangible net worth ratio of not more than 1.75 to 1.00. If Terra Property Trust fails to satisfy any of the financial or other restrictive covenants, or otherwise defaults under these agreements, the lender will have the right to accelerate repayment and terminate the agreements. Accelerating repayment and terminating the agreements will require immediate repayment by Terra Property Trust of the borrowed funds, which may require Terra Property Trust to liquidate assets at a disadvantageous time, causing it to incur further losses and adversely affecting its results of operations and financial condition, which may impair our ability to maintain our current level of distributions.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and business. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

    We currently have outstanding indebtedness and expect to use additional borrowings, such as first mortgage financings, credit facilities, senior notes, term loans and repurchase agreements and other financings, as part of our operating strategy. Our use of financings exposes us to the risk that our lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew our then existing short-term facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under these types of financing, we may have to curtail our asset origination activities and/or dispose of assets.

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

    Subject to maintaining Terra Property Trust’s qualification as a REIT, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, and these economic losses will be reflected in our results of operations. We may also be required to provide margin to our counterparties to collateralize our obligations under hedging agreements. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Risks Related to Owning Our Units

The interests of our company and our unitholders in respect of the matters covered by the voting agreement may differ from or conflict with the interests of Terra Property Trust, the REIT Manager and its affiliates.

    In connection with the Axar Transaction described in “Item 13. Certain Relationships and Related Transactions, and Director Independence — Axar Transaction”, our company, the REIT Manager and Terra Property Trust entered into a voting agreement in respect of the shares of common stock of Terra Property Trust owned by our company (the “Voting Agreement”), which was intended, in part, to provide for continuity on the board of directors of Terra Property Trust. For additional details related to the Voting Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Voting Agreement”. The nomination and voting terms contained in the Voting Agreement give the holders of such rights the ability to exercise substantial influence over Terra Property Trust and may otherwise limit the ability of the board of directors of Terra Property Trust to appoint certain members to its board of directors which could adversely impact the composition of the board. In any of these matters, the interests of our company and our unitholders may differ from or conflict with the interests of Terra Property Trust, the REIT Manager and its affiliates.

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

If we complete an alternative liquidity transaction by pursuing an initial public offering or listing of Terra Property Trust’s common stock in the future, you will be subject to additional risks.

    Examples of the alternative liquidity transactions that may be available to us include a sale of Terra Property Trust or an initial public offering and listing of Terra Property Trust’s shares on a national securities exchange. If we complete an alternative liquidity transaction that involves Terra Property Trust becoming a publicly traded company through an initial public offering or listing of Terra Property Trust’s shares on an exchange, you will subject to the following additional risks:

    Trading Value of our Terra Property Trust’s Shares: If an alternative liquidity transaction involves Terra Property Trust becoming a publicly traded company through an initial public offering or listing of Terra Property Trust’s shares on a national securities exchange, Terra Property Trust’s shares will be publicly traded and investors will be able to assess the value of their shares by reference to their public trading prices.

    Distributions: If an alternative liquidity event involves Terra Property Trust becoming a publicly traded company through an initial public offering listing of Terra Property Trust on an exchange we do not expect that the distributions investors receive following any such liquidity event would be adversely impacted. Following any such transaction, Terra Property Trust would be expected to pay regular monthly distributions to its stockholders and would continue to be required to distribute 90% of its taxable income (excluding net capital gains) to its investors each year in order to maintain its qualification as a REIT.

    Manager Compensation: If an alternative liquidity event involves Terra Property Trust becoming a publicly traded company through an initial public offering or listing of Terra Property Trust, it is expected that Terra Property Trust will enter into a new management agreement with our Manager or an affiliate of our Manager. The base management fees, incentive distributions or other amounts that would be payable to our Manager in the case of any such transaction are expected to be market-based fees determined in the case of any initial public offering by discussions between our Manager and the underwriters involved in the initial public offering. Any such fees are expected to be paid in lieu of the fees currently payable to our Manager by us or Terra Property Trust. In addition, if in connection with any such alternative liquidity event or other transaction, we distribute shares of Terra Property Trust to our members, our Manager may be entitled to receive a portion of such distributed shares based on its incentive distribution interest in our Fund, with shares of Terra Property Trust being valued at the date of distribution at their book value (if distributed prior to an liquidity event), at the initial public offering price in the case of an initial public offering (if distributed within 60 days after such initial public offering) or at the trading value for such shares over the 10-trading period prior to such distribution (if distributed at any time after the expiration of such 60-day period).

    Transfer Restrictions: If an alternative liquidity event involves Terra Property Trust becoming a publicly traded company through an initial public offering or listing of Terra Property Trust on a national securities exchange, it is expected that, after the expiration of any lock-up period, our members will become the direct owners of shares of Terra Property Trust by way of a distribution of shares of Terra Property Trust to our members as described above. Terra Property Trust’s shares distributed to members will constitute restricted securities under the Securities Act and will be subject to restrictions on transfer under applicable U.S. securities laws.

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

    Following the completion of the REIT formation transactions, our Manager approved an increase in the monthly distribution payable in respect of each unit in respect of the first full quarterly period following the closing of the REIT formation transactions to 9.0% per annum on $50,000 per unit. The timing and amount of future distributions and payments will continue to be made at the sole discretion of our Manager and subject to such factors our Manager considers to be relevant, including the amount of funds available for distribution or payment, our financial condition, whether to reinvest or distribute such funds, capital expenditure and reserve requirements and general operational requirements. Because we cannot predict future cash flows or the performance of Terra Property Trust, no assurance can be given that we will be able to continue to maintain in future periods distributions on units at levels approved by our Manager.

Rapid changes in the values of our assets may make it more difficult for Terra Property Trust to maintain its qualification as a REIT or our exclusion from the 1940 Act.

    If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets to maintain Terra Property Trust’s or its subsidiaries’ qualification or our exclusion from the

1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Tax Risks

Tax risks in general.

    An investment in us involves complex U.S. federal, state and local income tax considerations that will differ for each investor. We intend to be treated as a partnership for U.S. federal income tax purposes. Assuming that we are so treated, we will not be subject to U.S. federal income tax, and each member will be required to include its allocable share of the items of our income, gain, loss and deduction in computing its U.S. federal income tax liability. We may, however, be subject to state and local tax, depending on the location and scope of our activities. In addition, entities through which we may make investments, including Terra Property Trust, may in certain circumstances be subject to U.S. federal, state, local or foreign tax.

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

    A PTP is a partnership the interests in which are: (i) traded on an established securities market; or (ii) readily tradable on a secondary market or the substantial equivalent thereof. We may not qualify for any of the safe harbors set forth in the applicable Treasury regulations under which a partnership is not treated as a PTP. However, our Manager intends to operate us in such a manner so that we will not be classified as a PTP. Even if the Internal Revenue Service were to assert that we are a PTP, we will not be taxable as a corporation within a particular taxable year if 90% or more of our gross income is “qualifying income” for each taxable year in which we were a PTP and we were not required to register under the 1940 Act. Qualifying income generally includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items. Since we conduct our real estate business through Terra Property Trust, substantially all of our income should be dividends from Terra Property Trust, which would be qualifying income. If, for any reason, we were treated as an association taxable as a corporation, we would be subject to U.S. federal income tax and applicable state and local taxes on our income.

Legislative, regulatory or administrative changes could adversely affect us.

    Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our members may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our units. Our members and prospective investors are urged to consult with their tax advisors regarding the effects of legislative, regulatory or administrative developments on an investment in our units.

Income taxes of members may exceed cash distributions.

    Even if we have income or gains for U.S. federal income tax purposes, we will not be required to make distributions (or may lack sufficient cash available for distributions) to enable our members to pay their U.S. federal, state and local taxes as a result of such income or gain allocations. For example, in order to qualify as a REIT, Terra Property Trust must distribute at least 90% of its net income (excluding net capital gain) to its shareholders on an annual basis. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur for Terra Property Trust, resulting in “phantom income,” which could impact Terra Property Trust’s ability to satisfy its annual distribution requirements. For example, Terra Property Trust generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on its financial statements. The application of this rule may require Terra Property Trust to accrue certain items of income with respect to its debt instruments earlier than would be the case under the otherwise applicable tax rules; however, on September 5, 2019, the Treasury Department and Internal Revenue Service released proposed Treasury regulations, which may be relied upon by taxpayers, which exclude original issue discount and market discount income from the requirement that taxpayers must take into account such income no later than the time such amounts are reflected on the taxpayer’s applicable financial statements. This rule could in certain circumstances increase Terra Property Trust’s “phantom income,” which may require Terra Property Trust to borrow funds or take other action to satisfy its REIT distribution requirements. For example, Terra Property Trust may request that we and its other shareholders, if any, agree to a consent dividend in order to meet the annual distribution requirements or avoid paying corporate tax on any undistributed net income. When a REIT makes a consent dividend, the REIT and its stockholders are generally treated for U.S. federal income tax purposes as if the REIT distributed cash to the stockholders and the stockholders immediately re-contributed the cash to the REIT as a contribution to capital. A consent dividend would result in the recognition of income by our members as if an actual distribution were made, but without any distribution of cash. As a result, our members would be required to utilize other resources to satisfy tax liabilities and would not be able resort to distributions made by us to assist in satisfying such tax liabilities.

If Terra Property Trust does not qualify or maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability as a result, which would result in reduced returns to our members.

    We expect to make substantially all of our investments through Terra Property Trust. Our Manager believes that it has taken and intends to continue to take such actions as are necessary or appropriate to cause Terra Property Trust to qualify for taxation as a REIT within the meaning of the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which only limited judicial and administrative authorities exist and, accordingly, may require interpretations of such provisions, which could be successfully challenged by the Internal Revenue Service. Even a technical or inadvertent mistake could jeopardize the REIT qualification of Terra Property Trust. The continued REIT qualification of Terra Property Trust will depend on the ability of Terra Property Trust to satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

    Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it difficult or impossible for Terra Property Trust to qualify as a REIT. If Terra Property Trust were to fail to qualify as a REIT in any taxable year, then: (i) Terra Property Trust would be unable to deduct dividends it distributes in computing taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates; (ii) Terra Property Trust would no longer be required to distribute substantially all of its taxable income to us, and (iii) unless it were entitled to relief under applicable statutory provisions, Terra Property Trust would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which it failed to qualify.

    Accordingly, Terra Property Trust’s failure to maintain its qualification as a REIT could have an adverse effect on our income, general financial condition and ability to pay distributions.

Complying with the REIT requirements may force Terra Property Trust to liquidate or forego otherwise attractive investments.

    In order to qualify as a REIT, Terra Property Trust annually must satisfy two gross income requirements. First, at least 75% of its gross income for each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from investments relating to real property or mortgages on real property, including “rents from real property,” dividends received from and gain from the disposition of shares of other REITs, interest income derived from mortgage loans secured by real property (including certain types of qualified mezzanine loans and mortgage-backed securities), and gains from the sale of real estate assets, as well as income from certain kinds of qualified temporary investments. Second, at least 95% of Terra Property Trust’s gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from some combination of income that qualifies under the 75% income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property.

    Further, at the end of each calendar quarter, at least 75% of the value of Terra Property Trust’s total assets must consist of cash, cash items, government securities, shares in other REITs and other qualifying real estate assets, including certain mortgage loans, mezzanine loans and certain kinds of mortgage-backed securities. The remainder of Terra Property Trust’s investment in securities (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of Terra Property Trust’s total assets (other than government securities, TRS securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of Terra Property Trust’s total assets can be represented by securities of one or more TRSs it may own, and no more than 25% of the value of Terra Property Trust’s total assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If Terra Property Trust fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences.

    As a result, Terra Property Trust may be required to liquidate from its portfolio, or contribute to a TRS, should it decide to form one in the future, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing Terra Property Trust’s income and amounts available for distribution to us. Thus, compliance with the REIT requirements may hinder Terra Property Trust’s ability to make, and, in certain cases, maintain ownership of certain attractive investments.

Terra Property Trust’s preferred equity and mezzanine loan investments may fail to qualify as real estate assets for purposes of the REIT gross income and asset tests, which could jeopardize Terra Property Trust’s ability to qualify as a REIT.

    The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the REIT 75% and 95% income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Terra Property Trust owns, and may acquire in the future, certain mezzanine loans and preferred equity investments (which it intends to treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the Internal Revenue Service will not successfully challenge the tax treatment of such mezzanine loans or preferred equity investments as qualifying real estate assets. To the extent that such mezzanine loans or preferred equity investments do not qualify as real estate assets, the interest income from such mezzanine loans or preferred equity investments would be qualifying income for the REIT 95% gross income test, but not for the REIT 75% gross income test and such mezzanine loans or preferred equity investments would not be qualifying assets for the REIT 75% asset test and would be subject to the REIT 5% and 10% asset tests, which could jeopardize Terra Property Trust’s ability to qualify as a REIT.

Risk of the Internal Revenue Service successfully challenging Terra Property Trust’s treatment of its preferred equity and mezzanine loan investments as debt for U.S. federal income tax purposes.

    Terra Property Trust invests in certain real estate related investments, including mezzanine loans, first mortgage loans, and preferred equity investments. There is limited case law and administrative guidance addressing whether certain preferred equity investments or mezzanine loans will be treated as equity or debt for U.S. federal income tax purposes. Our Manager received an opinion of prior tax counsel regarding the treatment of one of Terra Property Trust’s fixed return preferred equity investments and future similarly structured investments as debt for U.S. federal income tax purposes. Terra Property Trust treats the preferred equity investments which it currently holds as debt for U.S. federal income tax purposes and as mezzanine loans that qualify as real estate assets, as discussed above. No private letter rulings have been obtained on the characterization of these investments for U.S. federal income tax purposes and an opinion of counsel is not binding on the Internal Revenue Service; therefore, no assurance can be given that the Internal Revenue Service will not successfully challenge the treatment of such preferred equity investments as debt and as qualifying real estate assets. If a preferred equity investment or mezzanine loan owned by Terra Property Trust was treated as equity for U.S. federal income tax purposes, Terra Property Trust would be treated as owning its proportionate share of the assets and earning its proportionate share of the gross income of the partnership or limited liability company that issued the preferred equity interest. Certain of these partnerships and limited liability companies are engaged in activities, which could cause Terra Property Trust to be considered as earning significant nonqualifying income which would likely cause Terra Property Trust to fail to qualify as a REIT or pay a significant penalty tax to maintain its REIT qualification.

The failure of assets subject to repurchase agreements that Terra Property Trust enters into to qualify as real estate assets could adversely affect the ability of Terra Property Trust to qualify as a REIT.

    Terra Property Trust has entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which Terra Property Trust sells certain of its assets to a counterparty and simultaneously enters into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that Terra Property Trust will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could assert that Terra Property Trust is not the owner of the assets during the term of the sale and repurchase agreement, in which case Terra Property Trust could fail to qualify as a REIT.

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

General Risk Factors

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

We are subject to the periodic and current reporting requirements of the Exchange Act. As a reporting company, we have to comply with a variety of substantive requirements under the Exchange Act that impose, among other things:

•preparation and filing of current reports on Form 8-K;

•preparation and filing of quarterly reports on Form 10-Q; and

•preparation and filing of annual reports on Form 10-K.

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

Item 3. Legal Proceedings.

Neither we, Terra JV, Terra Property Trust nor our Manager is currently subject to any material legal proceedings, nor, to our knowledge, are material legal proceedings threatened against us, Terra JV, Terra Property Trust or our Manager. From time to time, we, Terra JV, Terra Property Trust and individuals employed by our Manager or its affiliates may be a party to certain legal proceedings in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our units. As of December 31, 2020, we had 6,637.7 units outstanding held by a total of approximately 3,177 investors. As of December 31, 2020, there were no outstanding options, warrants to purchase our units or securities convertible into our units.

    We currently expect that comparable cash dividends will continue to be paid in the future. However, these dividends will be made at the discretion of our Manager and will depend upon, among other things, our actual results of operations and liquidity.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data.
    The selected financial data presented below under the captions “Statement of operations data”, “Per unit data”, “Other information” and “Balance sheet data” as of and for the years ended December 31, 2020 and 2019 are derived from our consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm. The data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

	Years Ended December 31,
	2020	2019
Statements of Operations Data:
Investment income	$4,283,808	$9,013,377
Total operating expenses	563,612	575,937
Net investment income	3,720,196	8,437,440
Net increase in members’ capital resulting from operations	4,824,629	13,883,497

Per Unit Data:
Net asset value	$35,467	$37,222
Net investment income	560	1,271
Net increase in members’ capital resulting from operations	727	2,092
Capital distributions	2,482	4,500

Other Information:
Internal rate of return at year end	5.82%	6.40%
Number of investments at year end	1	1
Return of capital	$13,009,701	$21,275,398

	December 31,
	2020	2019
Balance Sheet Data:
Total assets	$235,617,021	$247,376,246
Total investments	235,357,977	247,263,245
Members’ capital	235,417,419	247,066,913

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

    On January 1, 2016, Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 merged with and into our subsidiaries through a series of separate mergers. Following the Merger, we contributed the consolidated portfolio of our net assets and the net assets of the Terra Funds to Terra Property Trust in exchange for all of the shares of common stock of Terra Property Trust. We elected to engage in the REIT formation transactions to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while at the same time providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company, and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2020, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Recent Developments

    As of December 31, 2020, there has been a global outbreak of a novel coronavirus which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

    We believe that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized. The reason is that property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of December 31, 2020 and 2019:

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59

	December 31, 2019
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	15	23	13	23
Principal balance	$70,692,767	$306,695,550	$377,388,317	102,564,795	$274,823,522
Amortized cost	71,469,137	307,143,631	378,612,768	103,186,327	275,426,441
Fair value	71,516,432	307,643,983	379,160,415	103,188,783	275,971,632
Weighted average coupon rate	11.93%	9.13%	9.65%	11.77%	8.87%
Weighted-average remaining term (years)	2.28	2.09	2.13	1.58	2.33
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.14% and 1.76% as of December 31, 2020 and 2019.
(2)As of December 31, 2020, amounts included $184.2 million of senior mortgages used as collateral for $107.6 million of borrowings under a term loan. These borrowings bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00% as of December 31, 2020. As of December 31, 2019, amounts included $114.8 million of senior mortgages used as collateral for $81.1 million of borrowings under a repurchase agreement. These borrowings bore interest at an annual rate of LIBOR plus a spread ranging from 2.25% to 2.50% as of December 31, 2019. The repurchase agreement was terminated in September 2020.
(3)As of both December 31, 2020 and 2019, twelve of these loans are subject to a LIBOR floor.

    In addition to its net loan portfolio, as of December 31, 2020 and 2019, Terra Property Trust owns 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $62.9 million and $66.2 million as of December 31, 2020 and 2019, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $44.0 million and $44.6 million as of December 31, 2020 and 2019, respectively.

Additionally, as of December 31, 2020, Terra Property Trust owned a 90.3%, or $36.3 million, equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets.

Portfolio Investment Activity

    For the years ended December 31, 2020 and 2019, Terra Property Trust invested $37.9 million and $53.5 million in new and/or add-on loans, respectively, and had $21.0 million and $84.3 million of repayments, respectively, resulting in net investments of $16.8 million and net repayments of $30.8 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing and borrowings under the master repurchase agreement and the term loan.

Additionally, for the year ended December 31, 2020, Terra Property Trust used $35.9 million to purchase equity interest in a limited partnership. There was no such purchase for the year ended December 31, 2019.

    In addition, in March 2020, Terra Property Trust issued an aggregate of 4,574,470.35 shares of common stock in exchange for the obligation relief of an aggregate of $49.8 million of participation interests in loans that it owned, cash of $25.5 million and other working capital.

For the year ended December 31, 2020, Terra Property Trust sold $6.0 million of marketable securities and recognized net gains on sale of marketable securities of $1.2 million.

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

	December 31, 2020				December 31, 2019
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$209,660,270	$210,694,778	$210,517,299	47.9%	$160,984,996	$160,948,585	$161,736,057	58.6%
Preferred equity investments	101,019,788	101,267,732	97,472,723	22.2%	84,202,144	84,485,061	84,191,396	30.5%
Mezzanine loans	23,946,549	24,287,203	23,686,933	5.4%	29,636,382	29,992,795	30,044,179	10.9%
Allowance for loan losses	—	(3,738,758)	—	—%	—	—	—	—%
Total loan investments	$334,626,607	332,510,955	331,676,955	75.5%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		1,176,006	1,287,500	0.3%		—	—	—%
Real estate owned		63,385,339	70,717,229	16.1%		—	—	—%
Equity investment in a limited partnership		36,385,339	35,678,585	8.1%		—	—	—%
Total		$433,457,639	$439,360,269	100.0%		$275,426,441	$275,971,632	100.0%

	December 31, 2020				December 31, 2019
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$145,560,299	$146,010,011	$144,654,237	33.0%	$119,331,369	$119,145,879	$119,597,533	43.2%
Hotel	53,392,809	53,687,304	53,346,117	12.1%	41,239,194	41,327,772	41,539,239	15.1%
Multifamily	52,605,773	53,061,857	52,879,986	12.0%	49,017,844	49,331,885	49,386,995	17.9%
Student housing	51,331,905	51,680,581	51,468,839	11.7%	26,470,740	26,725,148	26,638,826	9.7%
Infill land	22,615,821	22,669,559	20,178,924	4.6%	29,644,375	29,756,375	29,588,829	10.7%
Industrial	7,000,000	7,000,000	7,007,397	1.6%	7,000,000	7,000,000	7,081,127	2.6%
Condominium	2,120,000	2,140,401	2,141,455	0.5%	2,120,000	2,139,382	2,139,083	0.8%
Allowance for loan losses	—	(3,738,758)	—	—%	—	—	—	—%
Total loan investments	$334,626,607	332,510,955	331,676,955	75.5%	$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		1,176,006	$1,287,500	0.3%		—	—	—%
Real estate owned		63,385,339	70,717,229	16.1%		—	—	—%
Equity investment in a limited partnership		36,385,339	35,678,585	8.1%		—	—	—%
Total		$433,457,639	$439,360,269	100.0%		$275,426,441	$275,971,632	100.0%

	December 31, 2020					December 31, 2019
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total		Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$143,454,602	$144,066,584	$143,989,756	32.9%		$102,774,905	$102,622,718	$103,333,019	37.4%
Georgia	74,116,787	74,505,752	74,411,107	16.9%		61,772,764	61,957,443	62,073,996	22.5%
New York	56,058,669	56,139,234	52,378,785	11.9%		52,909,847	53,029,923	52,670,818	19.1%
North Carolina	28,647,837	28,802,869	28,734,218	6.5%		28,283,950	28,421,676	28,440,960	10.3%
Washington	18,500,000	18,643,699	18,634,464	4.2%		13,525,556	13,618,636	13,680,588	5.0%
Massachusetts	7,000,000	7,000,000	7,007,397	1.6%		7,000,000	7,000,000	7,081,127	2.6%
Texas	3,848,712	3,887,200	3,533,118	0.8%		2,450,000	2,472,244	2,474,149	0.9%
Illinois	—	—	—	—%		2,209,189	2,227,593	2,229,158	0.8%
Other (1)	3,000,000	3,204,375	2,988,110	0.7%		3,897,311	4,076,208	3,987,817	1.4%
Allowance for loan losses	—	(3,738,758)	—	—%		—	—	—	—%
Total loan investments	$334,626,607	332,510,955	331,676,955	75.5%		$274,823,522	275,426,441	275,971,632	100.0%
Marketable securities		1,176,006	1,287,500	0.3%			—	—	—%
Real estate owned		63,385,339	70,717,229	16.1%			—	—	—%
Equity investment in a limited partnership		36,385,339	35,678,585	8.1%			—	—	—%
Total		$433,457,639	$439,360,269	100.0%	1		$275,426,441	$275,971,632	100.0%
_______________
(1)As of December 31, 2020, Other includes $3.0 million of loans with collateral located in South Carolina. As of December 31, 2019, Other includes $0.3 million of unused portion of a credit facility, a $1.7 million of loans with collateral located in Kansas, and $1.9 million of loans with collateral located in South Carolina.

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

Results of Operations
    The following table presents the comparative results of our operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Change
Investment income
Dividend income	$4,283,576	$9,012,884	$(4,729,308)
Other operating income	232	493	(261)
Total investment income	4,283,808	9,013,377	(4,729,569)
Operating expenses
Professional fees	552,648	565,459	(12,811)
Other	10,964	10,478	486
Total operating expenses	563,612	575,937	(12,325)
Net investment income	3,720,196	8,437,440	(4,717,244)
Net change in unrealized appreciation on investment	1,104,433	5,446,057	(4,341,624)
Net increase in members’ capital resulting from operations	$4,824,629	$13,883,497	$(9,058,868)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust or Terra JV’s taxable net income, as applicable, for the period. Any excess of distributions received from Terra Property Trust or Terra JV, as applicable, over its taxable net income is recorded as return of capital. As of December 31, 2020 and 2019, we indirectly beneficially owned 76.5% through Terra JV and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust.

    For the years ended December 31, 2020 and 2019, we received distributions of $17.3 million and $30.3 million, or $1.16 and $2.03 per share, from Terra Property Trust and/or Terra JV, as applicable, of which $4.3 million and $9.0 million was recorded as dividend income and $13.0 million and $21.3 million was recorded as return of capital, respectively.

For the year ended December 31, 2020 as compared to the same period in 2019, Terra Property Trust’s net income decreased by $3.8 million, primarily due to (i) a decrease in net interest income of $1.3 million as a result of a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid, partially offset by an increase in the weighted average outstanding principal balance of net investments resulting from a higher volume of new loan originations than loan repayments; (ii) provision for loan losses of $3.7 million on a an impaired loan as well as three loans with a loan risk rating of “4” and a loan with a loan risk rating of “5”; (iii) an increase in fees paid and operating expenses reimbursed to Terra Property Trust’s Manager of $2.1 million as a result of an increase in assets under management and an increase in allocation ratio in relation to affiliated funds managed by Terra Property Trust’s Manager and its affiliates; and (iv) a net loss of $0.3 million on extinguishment of obligations under participation agreement; partially offset by (i) a decrease in professional fees of $1.7 million as a result of $2.4 million of professional fees directly incurred for the year ended December 31, 2019 and which were previously deferred, in contemplation of Terra Property Trust becoming a public entity; (ii) a decrease in net real estate operating loss of $0.9 million primarily as a result of a $1.6 million of impairment charge recorded for the year ended December 31, 2019 on a piece of land in order to reduce the carrying value of the land to its estimated fair value, partially offset by an increase in real estate taxes; and (iii) a gain on sale of marketable securities of $1.2 million for the year ended December 31, 2020.
Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements, term loan payable, revolving credit facility and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$411,157,772	9.2%	$363,970,662	10.6%
Obligations under participation agreements and secured borrowing	(83,248,489)	10.9%	(95,809,439)	12.0%
Repurchase agreement payable	(64,382,360)	3.9%	(64,326,187)	4.3%
Term loan payable	(34,923,075)	5.3%	—	—%
Revolving credit facility	—	—%	(504,110)	6.1%
Net loans (3)	$228,603,848	10.7%	$203,330,926	11.9%
Senior loans
Gross loans	221,461,896	6.7%	133,437,181	7.7%
Obligations under participation agreements and secured borrowing	(30,779,483)	9.1%	(8,832,644)	11.7%
Repurchase agreement payable	(64,382,360)	3.9%	(64,326,187)	4.3%
Term loan payable	(34,923,075)	5.3%	—	—%
Net loans (3)	$91,376,978	8.4%	$60,278,350	10.7%
Subordinated loans (4)
Gross loans	189,695,876	12.1%	230,533,481	12.3%
Obligations under participation agreements and secured borrowing	(52,469,006)	12.1%	(86,976,795)	12.1%
Revolving credit facility	—	—%	(504,110)	6.1%
Net loans (3)	$137,226,870	12.1%	$143,052,576	12.5%
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

    For the year ended December 31, 2020 as compared to the same period in 2019, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

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

For the year ended December 31, 2020, net change in unrealized appreciation on investment decreased by $4.3 million, primarily due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak.

Net Increase in Members’ Capital Resulting from Operations

    For the year ended December 31, 2020 as compared to the same period in 2019, the net increase in members’ capital resulting from operations decreased by $9.1 million, respectively.

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

A total of $21.3 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $64.1 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $44.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

    On September 3, 2020, Terra Property Trust entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by Terra Property Trust and financed under the indenture and credit agreement. The floating rate loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of December 31, 2020, the amount outstanding under the indenture and credit agreement was $107.6 million.
    On June 20, 2019, Terra Property Trust entered into a credit agreement that provides for revolving credit loans of up to $35.0 million in the aggregate, which Terra Property Trust uses for short term financing needed to bridge the timing of anticipated loans repayments and funding obligations. On October 2, 2020, Terra Property Trust amended the revolving credit facility, reduced the commitment amount to $15.0 million and extended the maturity to September 2, 2021. On March 16, 2021, the revolving credit facility was terminated. Borrowings under the revolving credit facility can be either prime rate loans or LIBOR rate loans and accrued interest at an annual rate of prime rate plus 1% or LIBOR plus 4% with a floor of 4.5%. As of December 31, 2020, the amount remaining available under the credit facility was $15.0 million.

Cash Flows Provided by Operating Activities

2020 — For the year ended December 31, 2020, cash flows provided by operating activities were $16.6 million, primarily due to $17.3 million of dividends received from Terra Property Trust and/or Terra JV, as applicable, of which $13.0 million was recorded as a return of capital.

2019 — For the year ended December 31, 2019, cash flows provided by operating activities were $29.9 million, primarily due to $30.3 million of dividends received from Terra Property Trust, of which $21.3 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2020 — For the year ended December 31, 2020, cash flows used in financing activities were $16.5 million primarily related to distributions paid to members.

2019 — For the year ended December 31, 2019, cash flows used in financing activities was $29.9 million, primarily related to distributions paid to members.

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

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2020 and 2019, none of our income was subject to the NYC UBT.

    We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. For the years ended December 31, 2020 and 2019, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2017-2019 federal tax years remain subject to examination by the Internal Revenue Service.

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

    As of December 31, 2020, Terra Property Trust had 14 investments with an aggregate principal balance of $292.2 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.7 million.

    Additionally, Terra Property Trust had $44.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $107.6 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $184.2 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on Terra Property Trust’s total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.2 million.

    At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued.The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended SOFR as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

    Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based loans, including Terra Property Trust’s portfolio of LIBOR-indexed, floating-rate loans, or the cost of its borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in Terra Property Trust’s portfolio, or the cost of its borrowings. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put us in substantially the same economic position as LIBOR.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2020 and 2019, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this annual report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

    Our financial statements are annexed to this annual report on Form 10-K beginning on page F-1.

Contractual Obligations of Terra Property Trust

    The following table provides a summary of Terra Property Trust’s contractual obligations at December 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$71,266,303	$21,309,495	$49,956,808	$—	$—
Secured borrowing — principal (1)	18,281,848	—	18,281,848	—	—
Mortgage loan payable — principal (2)	44,020,225	789,486	43,230,739	—	—
Term loan payable — principal (3)	107,584,451	—	—	107,584,451	—
Interest on borrowings (4)	39,893,632	14,723,571	17,926,263	7,243,798	—
Unfunded lending commitments (5)	67,904,211	64,129,777	3,774,434	—	—
Ground lease commitment (6)	83,193,563	1,264,500	2,529,000	2,529,000	76,871,063
	$432,144,233	$102,216,829	$135,699,092	$117,357,249	$76,871,063
___________________________
(1)In the normal course of business, Terra Property Trust enters into participation agreements with related parties, and to a lesser extent, non-related parties, whereby it transfers a portion of the loans to them. Additionally, Terra Property Turst may sell a portion of a loan to a third-party. These loan participations and sale do not qualify for sale treatment. As such, the loans remain on its consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest or sold interest is recorded within “Interest expense on obligations under participation agreements” or “Interest expense on secured borrowing”, as applicable, in the consolidated statements of operations. Terra Property Trust has no direct liability to a participant under our participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(2)Amount excludes unamortized origination and exit fees of $0.1 million.
(3)Amount excludes unamortized deferred financing costs of $2.3 million.
(4)Interest was calculated using the applicable annual variable interest rate and balance outstanding at December 31, 2020. Amount represents interest expense through maturity plus exit fee as applicable.
(5)Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of December 31, 2020, Terra Property Trust had eight of such loans with total funding commitments of $285.2 million, of which $217.3 million had been funded.
(6)Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

The table above does not include Terra Property Trust’s commitment under a subscription agreement with Terra RECO to fund up to $50.0 million to purchase the limited partnership interests in Terra RECO as the subscription agreement does not have fixed or determinable payments. As of December 31, 2020, the unfunded commitment was $14.1 million.

Management Agreement with Terra REIT Advisors

    Terra Property Trust currently pays the following fees to Terra REIT Advisors pursuant to a management agreement:

    Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related investments, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, Terra REIT Advisors also receives an extension fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Years Ended December 31,
	2020	2019
Origination and extension fee expense (1)(2)	$1,383,960	$1,992,492
Asset management fee	4,480,706	3,671,474
Asset servicing fee	1,008,256	854,096
Operating expenses reimbursed to Manager	6,041,075	4,875,153
Disposition fee (3)	504,611	1,408,055
Total	$13,418,608	$12,801,270
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the year ended December 31, 2020 excluded $0.4 million of origination fee paid to Terra REIT Advisors in connection with Terra Property Trust’s equity investment in a limited partnership. This origination fee was capitalized to the carrying value of the equity investment as transaction cost.
(3)Disposition fee is generally offset with exit fee income and included in interest income on the consolidated statements of operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

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

Item 9B. Other Information.
On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of Terra Property Trust, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at Terra Property Trust’s option, which are subject to certain conditions.

In connection with the Revolving Line of Credit, Terra Property Trust entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which Terra Property Trust will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, Terra Property Trust will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00.

The Revolving Line of Credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature. The Revolving Line of Credit contains various affirmative and negative covenants, including maintenance of a debt to total net worth ratio and limitations on the incurrence of liens and indebtedness, loans, distributions, change of management and ownership, changes in the nature of business and transactions with affiliates.

The Revolving Line of Credit also includes customary events of default, including a cross-default provision applicable to the debt obligations of Terra Mortgage Portfolio II, LLC or Terra Property Trust. The occurrence of an event of default may result in termination of the Revolving Line of Credit and acceleration of amounts due under the Revolving Line of Credit.

In connection with the closing of the Revolving Line of Credit, Terra Property Trust pledged a $11.5 million first mortgage to the borrowing base and drew down $8.0 million on the Revolving Line of Credit.

The foregoing descriptions of the Revolving Line of Credit and the Guaranty are not complete and are qualified in their entirety by reference to the full text of the Revolving Line of Credit and the Guaranty, copies of which are attached as Exhibits 10.10 and 10.11 of this Annual Report on Form 10-K and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    The sole managing member of our Fund is our Manager, which is responsible for managing our business and affairs. In such capacity, our Manager controls decisions taken by us relating to our indirect ownership of shares of common stock of Terra Property Trust, subject to the Voting Agreement described below, and advises us on all matters related to our operations and administration, which encompasses managing our relationship and communications with our members, managing our liquidity and the payment of monthly and liquidating distributions to our members, and preparing financial statements, tax returns and member tax statements.

Board of Directors of Terra Property Trust

    We do not have any officers, directors or employees. We conduct substantially all of our business through Terra Property Trust, which is supervised by its board of directors, comprised of four directors, pursuant to the terms and provisions of Terra Property Trust’s charter and bylaws. The name, age, position and biography of each member of Terra Property Trust’s board of directors is set forth below:

Name	Age	Position held with Terra Property Trust
Andrew M. Axelrod	38	Chairman of the Board of Directors
Vikram S. Uppal	37	Chief Executive Officer, Chief Investment Officer and Director
Roger H. Beless	59	Director
Michael L. Evans	68	Director

Andrew M. Axelrod has served as Chairman of the board of directors of Terra Property Trust and Terra Capital Partners since February 2018. Mr. Axelrod founded Axar Capital Management in April 2015 and currently serves as its Managing Partner and Portfolio Manager, and is responsible for all investment, risk and business management functions. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management in 2015, Mr. Axelrod worked at Mount Kellett Capital Management, a private investment organization from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University.

    Vikram S. Uppal has served as a director of Terra Property Trust since February 2018; as Chief Executive Officer for Terra Property Trust, the REIT Manager, our Manager and Terra Capital Partners since December 1, 2018; and as a director of Terra RECO since October 2020. Mr. Uppal has also served as Chief Investment Officer for Terra Property Trust, Terra Capital Partners and the REIT Manager since February 2018. Mr. Uppal is also the Chief Executive Officer of Terra Income Advisors and Terra Fund 6 since April 2019 and the Chairman of the board of director of Terra Fund 6 since November 2019. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016.  Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's

Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

    Roger H. Beless has served as one of Terra Property Trust’s independent directors since February 2018. Since May 2016, Mr. Beless has served as Chief Operating Officer at Street Lights Residential, where he oversees capital markets, asset and portfolio management and acquisitions, and company operations. From June 2012 until March 2016, Mr. Beless served as Managing Director for Mount Kellett Capital Management, where he oversaw global real estate asset management. Prior to joining Mount Kellett, Mr. Beless spent nearly 20 years with Goldman Sachs/Archon Group where he held a number of positions, including co-head of US Real Estate and Chief Operating Officer for Archon Residential, where he oversaw acquisitions, asset management, property management and dispositions. Mr. Beless also spent four years in Tokyo, Japan where he led the startup of Goldman Sachs Realty Japan, Ltd. He currently serves on the board of Lion Heart Children’s Academy and the advisory board of Apartment Life. Mr. Beless holds a Bachelor’s of B.A. in Economics and Finance from Baylor University and a M.B.A from Southern Methodist University.

    Michael L. Evans has served as one of Terra Property Trust’s independent directors since October 2017. Mr. Evans has served since March 2015 as a member of the board of directors of Terra Capital Partners, where he is the audit committee chair and a member of the valuation committee and as a director of Terra Fund 6 from March 2015 to April 2019. Since December 2012, Mr. Evans has been the Managing Director and Chief Financial Officer of Newport LLC (formerly known as Newport Board Group), a CEO and board advisory firm. From June 2010 to September 2011, Mr. Evans served as the Interim Country Manager and Advisory Board Member for Concern Worldwide U.S. Inc., a non-profit humanitarian organization. From January 1977 until June 2010, Mr. Evans was with Ernst & Young, LLP (“Ernst & Young”), and served as a partner since 1984. During his nearly 34 years with Ernst & Young, he served as a tax, audit and consulting services partner, specializing in real estate companies and publicly-traded entities. Mr. Evans currently serves on the Advisory Board of Marcus & Millichap, Inc., the Independent Counsel Board of Prologis Targeted U.S. Logistics Fund and the board of directors of Newport LLC and Sen Plex, Inc. Mr. Evans is a licensed attorney and a C.P.A. (inactive) in California. He is currently a contributing business writer for Forbes.com and Allbusiness.com. Mr. Evans received a B.S.B. in accounting from the University of Minnesota, a J.D. from William Mitchell College of Law and an M.B.A. from Golden Gate University.

Executive Officers of the REIT Manager and our Manager

    The sole managing member of our Fund is our Manager, and Terra Property Trust has entered into a management agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services. The REIT Manager is responsible for managing Terra Property Trust’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to Terra Property Trust, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business.

    The names, ages, positions and biographies of the officers of the REIT Manager and our Manager are as follows:

Name	Age	Position(s) Held with the REIT Manager	Position(s) Held with our Manager
Andrew M. Axelrod	38	Member of the Board of Directors (1)	N/A
Simon J. Mildé	75	N/A	Chairman of the Board of Directors
Bruce D. Batkin	67	Member of the Board of Directors (1)	Vice Chairman of the Board of Directors
Vikram S. Uppal	37	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	56	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	46	Chief Originations Officer	Chief Originations Officer
(1)The REIT Manager is managed by Terra Capital Partners and does not have a board of managers. Messrs. Axelrod, Batkin and Uppal are members of the board of managers of Terra Capital Partners.

    For biographical information regarding Messrs. Axelrod and Uppal, see “Item 10. — Board of Directors of Terra Property Trust” above.

Bruce D. Batkin has served as a member of the Board of Managers of the REIT Manager since February 2018 and Vice Chairman of the board of directors of our Manager since February 2018. He served as one of Terra Property Trust’s directors from January 2016, and as the Vice Chairman of Terra Property Trust's board of directors from December 2018 to March 2020. Mr. Batkin also serves as the Vice Chairman of the board of directors (or managers, as applicable) of Terra International, Terra Income Advisors, Terra Fund Advisors, Terra Capital Partners and Fund 5 International and as Chairman of the board of directors of Terra Fund 6. He served as Chief Executive Officer for Terra Property Trust from January 2016 to November 2018. He has also served as Chief Executive Officer of Terra Capital Advisors, Terra Capital Advisors 2, Terra Income Advisors 2, our Manager, Fund 5 International, Terra Fund 6, Terra International and Terra Fund 7 since April 2009, September 2012, October 2016, September 2017, June 2014, March 2015, October 2016 and October 2016, respectively, until November 30, 2018. He has also served as Chief Executive Officer and director of Terra Fund 6, from May 2013 to April 2019 and as Chief Executive Officer of Terra Income Advisors from May 2013 to April 2019. As a co-founder of Terra Capital Partners, he served as its President and Chief Executive Officer from its formation in 2001 and its commencement of operations in 2002 to November 2018, managing its real estate debt and equity investment programs. Mr. Batkin has over 40 years’ experience in real estate acquisition, finance, development, management and investment banking. Prior to founding Terra Capital Partners, he held senior management positions at Merrill Lynch & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation (now Credit Suisse (USA) Inc.), ABN AMRO Bank N.V. and several private real estate development partnerships. Mr. Batkin has acquired major commercial properties throughout the United States and has acted as managing partner in over $5 billion of real estate investments for domestic and foreign investors. He is a member of the Harvard Alumni Real Estate Board and the Cornell Real Estate Council and the Committee for Economic Development; he sits on the Advisory Board of the Baker Program in Real Estate at Cornell University and the Dean's Advisory Council of the College of Art, Architecture and Planning at Cornell University; and he is a participant in the semiannual Yale CEO Summit. Mr. Batkin received a Bachelor of Architecture from Cornell University and an M.B.A. from Harvard Business School.

Simon J. Mildé has served as the Chairman of our Manager since September 2017. He served as the Vice Chairman of Terra Income Advisors until February 2020. He served as Chairman of the board of directors of Terra Property Trust from January 2016 to February 2018. Mr. Mildé co-founded Terra Capital Partners and served as the Chairman of its board of directors from its formation in 2001 and its commencement of operations in 2002 until February 8, 2018 and as a member of the Board of Managers of Terra Capital Partners from February 2018 until November 2019. He also served as the Chairman of Fund 5 International, Terra International and Terra Fund 7 from June 2014, October 2016 and October 2016, respectively, until February 26, 2020. He also served as the Chairman of Terra Fund 6 from May 2013 until April 30, 2019. He has over 40 years’ experience in global real estate finance, investment and management. Prior to founding Terra Capital Partners, Mr. Mildé was founder, CEO and Chairman of Jones Lang Wootton North America (which subsequently became Jones Lang LaSalle Incorporated and now JLL), the second-largest commercial real estate broker in the world, from 1977 to 1994. He was also one of the founders of JLW Realty Advisors, which has grown into a $50 billion global real estate investment management business. Today, its successor company ranks as one of the largest real estate investment managers in the world. Mr. Mildé has also served as the Chairman and CEO of The Greenwich Group International, a global real estate investment banking firm, and Capital District Properties, a commercial real estate development and investment company since 1995 and 2004, respectively. He was a former member of the Royal Institution of Chartered Surveyors and was a former Governor of the Real Estate Board of New York and former member of the Advisory Board of the Real Estate Institute of New York University. Mr. Mildé attended Regent Street Tech College in London, England and the Royal Institution of Chartered Surveyors in England.

    Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of Terra Property Trust and Chief Operating Officer of our Manager, the REIT Manager and Terra Income Advisors since January 2016, October 2017, and May 2013, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 12 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; and (vi) a director of Terra RECO since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as Chief Originations Officer of Terra Property Trust, our Manager, the REIT Manager and Terra Income Advisors since January 2016, September 2017, September 2017 and February 2015, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital

Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations from June 2014 to June 2014; (iii) Terra Fund 6 since February 2015, having previously served as Managing Director of Originations from May 2013 until February 2015; and (iv) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

Code of Ethics

    Our Manager or its affiliates has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the Advisers Act, which applies to, among others, the senior officers of our Manager, including the Chief Executive Officer and the Chief Financial Officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics). We will also provide the Code of Ethics, free of charge, to unitholders who request it. Requests should be directed to Bernadette Murphy, at Terra Secured Income Fund 5, LLC, 550 Fifth Avenue, 6th Floor, New York, New York 10036.

Audit Committee

    Terra Property Trust has established an audit committee of the Board (the “Audit Committee”) that operates pursuant to a charter and consists of three members. The Audit Committee is responsible for selecting, engaging and supervising Terra Property Trust’s independent accountants, reviewing the plans, scope and results of the audit engagement with its independent accountants, approving professional services provided by its independent accountants (including compensation therefor), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The members of the Audit Committee are Messrs. Beless and Evans, each of whom is independent. Mr. Evens serves as the chairman of the Audit Committee. The Board has determined that Mr. Evens is an “audit committee financial expert” as defined under Item 407 of  regulation S-K promulgated under the Exchange Act. The Board has determined that each of Messrs. Beless and Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Item 11. Executive Compensation.

    The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees. Terra Property Trust has entered into a management agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services. The officers of our Manager and the REIT Manager do not receive any compensation from our Fund. The REIT Manager is responsible for managing Terra Property Trust’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the management agreement to dedicate any of its personnel exclusively to Terra Property Trust, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business.

Compensation of the Directors of Terra Property Trust

We do not pay compensation to the directors of Terra Property Trust.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following table sets forth, as of March 18, 2021, certain information regarding the ownership of units of our Manager and any person who is known by us to be the beneficial owner of more than 5% of our units. The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees.

    Each listed person’s beneficial ownership includes:

•all units the investor actually owns beneficially or of record;

•all units over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•all units the investor has the right to acquire within 60 days.

    Unless otherwise indicated, all units are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the members listed below is the address of our principal executive office, 550 Fifth Avenue, 6th Floor, New York, NY 10036.

Name	Number of Units Beneficially Owned	Percentage of All Units (1)
Terra Fund Advisors (2)	22	*
5% or Greater Beneficial Owners
John Sonnentag (3)	505.5	7.62%
_______________
* Less than 1% of the outstanding units.
(1)Based on a total of 6,637.7 units issued and outstanding as of March 18, 2021.
(2)On April 6, 2020, Mr. Uppal purchased 22 units in a secondary market transaction. As reported on the Form 4 filed by Mr. Uppal with the SEC on April 8, 2020 reporting the transaction, the units are held through Lakshmi 15 LLC, a family limited liability company over which Mr. Uppal exercises voting and investment control. Mr. Uppal is the Chief Executive Officer and Chief Investment Officer of Terra Fund Advisors. Accordingly, Mr. Uppal disclaims beneficial ownership of the units except to the extent of his pecuniary interest therein, and this report shall not be deemed an admission that he is the beneficial owner of such units for purposes of Section 16 or for any other purpose.
(3)Consists of: (i) 303.3 units owned by the Sonnentag Foundation Ltd. for which Mr. Sonnentag serves as President and Director and has the sole voting and investment power over these shares and (ii) 202.2 units owned by the John J. Sonnentag Living Trust for which Mr. Sonnentag serves as trustee and has sole voting and investment power.

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

The Axar Transaction

    On February 8, 2018, Axar, wholly owned by a pooled investment vehicle advised by Axar Capital Management , a Delaware limited partnership, entered into an investment agreement with Terra Capital Partners and its affiliates (which we refer to collectively as the “Axar Transaction”). As a result of the Axar Transaction, Terra REIT Advisors, a newly formed subsidiary of Terra Capital Partners, became Terra Property Trust’s external manager, Terra Fund Advisors was admitted as our replacement Manager, the equity interests in Terra Fund Advisors were distributed to the equity owners of Terra Capital Partners on a pro rata basis, and the equity interests in another subsidiary of Terra Capital Partners, Terra Income Advisors, which serves as the external advisor to Terra Fund 6, were distributed to the equity owners of Terra Capital Partners on a pro rata basis. In addition, as a result of the Axar Transaction and subsequent transactions on November 30, 2018 and April 30, 2019, Axar acquired 100% of the equity interests of Terra Capital Partners, 49% of the economic interests in Terra Fund Advisors, and 100% of the equity interests in Terra Income Advisors. The Axar Transaction was approved unanimously by the independent directors of Terra Property Trust and the independent directors of Terra Fund 6, with each having formed a special committee to evaluate the Axar Transaction. In connection with the transaction, Andrew M. Axelrod, Founder of Axar Capital Management, was appointed as Chairman of Terra Capital Partners and as Chairman of the board of directors of Terra Property Trust and Vikram S. Uppal, Head of Real Estate of Axar Capital Management prior to the Axar Transaction, was appointed as Chief Investment Officer of Terra Capital Partners and as a member of the board of directors of Terra Capital Partners and Terra Property Trust. Axar Capital Management received certain approval rights over certain major decisions impacting our Manager and Terra Income Advisors and also arranged for certain nomination and voting rights in respect of the board of directors of Terra Property Trust. At the same time, the prior owners of Terra Capital Partners retained certain approval rights over major decisions impacting Terra Capital Partners (and thereby Terra REIT Advisors).

Terra International Fund 3, L.P.

    On September 30, 2019, Terra Property Trust entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra Offshore REIT (formerly known as International Fund 3 REIT, LLC), a then wholly-owned subsidiary of Terra International 3, which Terra Property Trust amended and restated on November 13, 2019.

    Pursuant to this agreement, Terra International 3, through Terra Offshore REIT, contributed cash in the amount of $3,620,000 to us in exchange for 212,690.95 shares of common stock, at a price of $17.02 per share. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder. On April 29, 2020, Terra Property Trust repurchased, at a price of $17.02 per share, the 212,690.95 shares of common stock that it had previously sold to Terra Offshore REIT on September 30, 2019. At the same time, Terra International 3 redeemed all of its limited partnership interest and ceased operations.

    The REIT Manager also serves as adviser to the Terra Offshore REIT.

Issuance of Common Stock

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company, and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2020, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Voting Agreement involving Terra Property Trust

    On March 2, 2020, we, Terra Property Trust, Terra JV and Terra REIT Advisors entered into the Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which we assigned our rights and obligations under the Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains the external manager of Terra Property Trust, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of Terra Property Trust (which nominees need not be independent directors) and for so long as Terra JV holds at least 10% of the outstanding shares of common stock of Terra Property Trust, Terra JV will have the right to nominate one individual to serve as a director of Terra Property Trust (who need not be an independent director).

    Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of common stock of Terra Property Trust directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the Voting Agreement. Other than with respect to the election of directors, the Voting Agreement requires that we vote all shares of common stock of Terra Property Trust directly or indirectly owned by us in accordance with the recommendations made by the board of Terra Property Trust.

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

Receipt of Fees and Other Compensation by Our Manager and its Affiliates

    Terra Property Trust will pay substantial fees to the REIT Manager and its affiliates. Further, we and Terra Property Trust must reimburse the REIT Manager and its affiliates for costs incurred by them in managing Terra Property Trust and its portfolio of real estate-related loans.

    Terra Property Trust has entered into a management agreement with the REIT Manager pursuant to which the REIT Manager provides certain management services to Terra Property Trust, subject to oversight by its board of directors. The REIT Manager’s responsibilities to Terra Property Trust include, among others, investing in, and disposing of, assets, borrowing money, entering into contracts and agreements in connection with Terra Property Trust’s business and purpose, providing administrative support and performing such other services as are delegated to the REIT Manager by Terra Property Trust’s board of directors. In performing its duties, the REIT Manager is subject to a fiduciary responsibility for the safekeeping and use of all funds and assets of Terra Property Trust. In consideration of its providing such services, the REIT Manager is entitled to certain fees from Terra Property Trust as described below. The original management agreement between Terra Capital Advisors and Terra Property Trust was entered into on January 1, 2016. On September 1, 2016, Terra Property Trust terminated the original management agreement and entered a management agreement with Terra Income Advisors. As described above, as part of the Axar Transaction, Terra Income Advisors assigned all of its rights, title and interest in and to its current external management agreement with Terra Property Trust to the REIT Manager and immediately thereafter, the REIT Manager and Terra Property Trust amended and restated such management agreement. The current management agreement runs co-terminus with our amended and restated operating agreement, which terminates on December 31, 2023, unless sooner dissolved in accordance with the terms of our amended and restated operating agreement.

    During the years ended December 31, 2020 and 2019, Terra Property Trust paid the REIT Manager and the REIT Manager in the aggregate the following fees under the management agreement: $4.5 million and $3.7 million in asset management fee, respectively, $1.0 million and $0.9 million in asset servicing fees, respectively, $1.4 million and $2.0 million in origination and extension fees, respectively; $0.5 million and $1.4 million in disposition fees, respectively, and $6.0 million and $4.9 million of operating expense reimbursements, respectively.

    Subject to its fiduciary responsibilities and the terms of our amended and restated operating agreement, our Manager has sole discretion with respect to the terms and timing of our investments, although it is anticipated that those investments will be consistent with our investment objectives and strategy. It is further anticipated that the REIT Manager will exercise its discretion through the management agreement with Terra Property Trust. The agreements and arrangements, including those relating to compensation, between Terra Property Trust and the REIT Manager and its affiliates are not the result of arm’s-length negotiations and may create conflicts between the interests of our Manager, the REIT Manager and their affiliates, on the one hand, and us, our members and Terra Property Trust on the other.

Our Manager and its Affiliates May Compete With Us

    Our Manager and its affiliates may engage in real estate-related transactions on their own behalf or on behalf of other entities.

    Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, affiliates of our Manager are the external managers to Terra Fund 6 and Terra RECO, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

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

Allocation of Our Manager’s Time

    We rely on our Manager or its affiliates to manage our day-to-day activities and to implement our investment strategy. Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Property Trust, Terra Fund 6 and Terra RECO. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

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

Competition and Allocation of Investment Opportunities

    Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Terra Property Trust, Terra Fund 6 and Terra RECO.

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

Loans Involving Affiliates

    We do not make any loans to our Manager or to any of its affiliates. In addition, we do not make any loans to its dealer manager or any entities or individuals affiliated with its dealer manager.

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

The Resolution of Conflicts Will Be Undertaken by Employees of Our Manager and its Affiliates

    In the event of a conflict between us and our Manager or our Manager’s affiliates, the conflict will be resolved by our Manager. Although our Manager has certain fiduciary responsibilities to us and to our members, a conflict of interest policy relating to the resolution of conflicts between us or Terra Property Trust, the REIT Manager and our Manager and its affiliates does not exist.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2020 and 2019, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our Manager currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2021, subject to agreeing on fee estimates for the audit work. Our Manager reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our members. Any such decision would be disclosed to the members in accordance with applicable securities laws.

The following table displays fees for professional services by KPMG for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Audit Fees	$155,500	$150,000
Audit-Related Fees	—	—
Tax Fees	51,753	35,670
All Other Fees	—	—
Total	$207,253	$185,670

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

Other Financial Statements:

Terra Property Trust, Inc. (Incorporated by reference to Annual Report on Form 10-K (File No. 000-56117) filed with the SEC on March 3, 2021 by Terra Property Trust, Inc.)

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

2.7
Agreement and Plan of Merger, dated February 28, 2020, by and among Terra Property Trust, Inc., Terra Property Trust 2, Inc. and Terra Secured Income Fund 7, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2020).

3.1
Amended and Restated Limited Liability Company Agreement of the registrant, dated January 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-55780) filed with the SEC on April 28, 2017).

4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on February 28, 2020).

10.1
Amended and Restated Management Agreement between Terra Property Trust, Inc. and Terra REIT Advisors, LLC, dated February 8, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018).

10.2
Amended and Restated Limited Liability Company Agreement of Terra JV, LLC, by and among Terra Secured Income Fund 5, LLC, and Terra Secured Income Fund 7, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020).

10.3
Terra JV Contribution Agreement by and between Terra Secured Income Fund 7, LLC and Terra JV, LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020).

10.4
Stockholder Rights Agreement among Terra JV, LLC and Terra Property Trust, Inc., dated March 2, 2020 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020).

10.5
Contribution Agreement by and among Terra Property Trust, Terra International Fund 3 REIT, LLC and Terra Income Fund International, dated March 2, 2020 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020).

10.7
Amended and Restated Voting Agreement by and among Terra Property Trust, Inc., Terra Secured Income Fund 5, LLC, Terra JV, LLC and Terra REIT Advisors, LLC, dated March 2, 2020 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 18, 2020).

Exhibit No.	Description and Method of Filing
10.8
Indenture and Credit Agreement, dated as of September 3, 2020, by and among Terra Mortgage Capital I, LLC, as Issuer, Goldman Sachs Bank USA, as initial Class A lender, and Wells Fargo, National Association, as trustee, custodian, collateral agent, loan agent and note administrator (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 17, 2020).

10.9
Guaranty, dated as of September 3, 2020, by and among Terra Property Trust, Inc., as guarantor, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2020).

10.10*	Business Loan and Security Agreement, dated as of March 12, 2021, by and among Terra Mortgage Portfolio II, LLC, as the Borrower, and Western Alliance Bank, as the Lender.

10.11*	Limited Guaranty, dated as of March 12, 2021, by and among Terra Property Trust, Inc., as Guarantor, for the benefit of Western Alliance Bank.

21*	Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
_____________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
    None.

Terra Secured Income Fund 5, LLC

Report of Independent Registered Public Accounting Firm

To the Members
Terra Secured Income Fund 5, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Terra Secured Income Fund 5, LLC (the Company), including the schedule of investment, as of December 31, 2020 and 2019, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
March 18, 2021

Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	December 31,
	2020	2019
Assets
Equity investment in Terra JV, LLC at fair value (cost of $230,915,151 and $0, respectively)	$235,357,977	$—
Equity investment in Terra Property Trust, Inc. at fair value (cost of $0 and $243,924,852, respectively)	—	247,263,245
Cash and cash equivalents	225,214	97,937
Other assets	33,830	15,064
Total assets	$235,617,021	$247,376,246

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$199,602	$271,333
Due to related party	—	38,000
Total liabilities	199,602	309,333
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	235,417,419	247,066,913
Total members’ capital	235,417,419	247,066,913
Total liabilities and members’ capital	$235,617,021	$247,376,246
Net asset value per unit	$35,467	$37,222

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations

	Years Ended December 31,
	2020	2019
Investment income
Dividend income	$4,283,576	$9,012,884
Other operating income	232	493
Total investment income	4,283,808	9,013,377
Operating expenses
Professional fees	552,648	565,459
Other	10,964	10,478
Total operating expenses	563,612	575,937
Net investment income	3,720,196	8,437,440
Net change in unrealized appreciation on investment	1,104,433	5,446,057
Net increase in members’ capital resulting from operations	$4,824,629	$13,883,497
Per unit data:
Net investment income per unit	$560	$1,271
Net increase in members’ capital resulting from operations per unit	$727	$2,092
Weighted average units outstanding	6,638	6,638

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	$—	$247,066,913	$247,066,913
Capital distributions	—	(16,474,123)	(16,474,123)
Increase in members’ capital resulting from operations:
Net investment income	—	3,720,196	3,720,196
Net change in unrealized appreciation on investment	—	1,104,433	1,104,433
Net increase in members’ capital resulting from operations	—	4,824,629	4,824,629
Balance, December 31, 2020	$—	$235,417,419	$235,417,419

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2019	$—	$263,080,442	$263,080,442
Capital distributions	—	(29,871,870)	(29,871,870)
Capital redemptions		(25,156)	(25,156)
Increase in members’ capital resulting from operations:
Net investment income	—	8,437,440	8,437,440
Net change in unrealized appreciation on investment	—	5,446,057	5,446,057
Net increase in members’ capital resulting from operations	—	13,883,497	13,883,497
Balance, December 31, 2019	$—	$247,066,913	$247,066,913

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$4,824,629	$13,883,497
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	13,009,701	21,275,398
Net change in unrealized appreciation on investment	(1,104,433)	(5,446,057)

Changes in operating assets and liabilities:
Increase in other assets	(18,766)	(781)
(Decrease) increase in accounts payable and accrued expenses	(71,731)	113,122
(Decrease) increase in due to related party	(38,000)	38,000
Net cash provided by operating activities	16,601,400	29,863,179

Cash flows from financing activities:
Distributions paid	(16,474,123)	(29,871,870)
Payment for capital redemption	—	(25,156)
Net cash used in financing activities	(16,474,123)	(29,897,026)

Net increase (decrease) in cash and cash equivalents	127,277	(33,847)
Cash and cash equivalents at beginning of period	97,937	131,784
Cash and cash equivalents at end of period	$225,214	$97,937

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$244,006,890	$—

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
December 31, 2020 and 2019

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of December 31, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (formerly known as Terra International Fund 3 REIT, LLC) (“Terra Offshore REIT”); and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of December 31, 2020 and 2019:

		Percentage Interest	December 31, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$230,915,151	$235,357,977	100.0%

		Number of Shares of Common Stock	December 31, 2019
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital
Terra Property Trust, Inc.	1/1/2016 and 3/7/2016	14,912,990	$243,924,852	$247,263,245	100.1%

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2020 and 2019

As of December 31, 2020 and 2019, the Company indirectly beneficially owned 76.5% and directly owned 98.6%, respectively, of the outstanding shares of common stock of Terra Property Trust. Additionally, as of December 31, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7, and as of December 31, 2019, Terra Property Trust was controlled by the Company.

The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at December 31, 2020:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$7,007,397	$5,360,659	2.3%
Austin H. I. Owner LLC (4)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,848,712	3,887,200	3,533,118	2,702,835	1.1%
High Pointe Mezzanine Investments, LLC (5)	US - SC	Student housing	15.0%	15.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,204,375	2,988,110	2,285,904	1.0%
LD Milipitas Mezz, LLC (6)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	4,250,000	4,294,053	4,293,969	3,284,886	1.4%
Stonewall Station Mezz LLC (5)(7)(8)	US - NC	Land	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	10,442,567	10,537,512	10,472,034	8,011,106	3.4%
								28,541,279	28,923,140	28,294,628	21,645,390	9.2%
Preferred equity investments:
370 Lex Part Deux, LLC (7)(8)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	53,874,507	53,912,363	51,935,025	39,730,294	16.9%
City Gardens 333 LLC (7)(8)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	28,303,628	28,307,408	28,276,767	21,631,727	9.2%
Orange Grove Property Investors, LLC (7)(8)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,701,924	10,707,274	8,191,065	3.5%
REEC Harlem Holdings Company, LLC	US - NY	land	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,767,984	16,767,984	14,314,585	10,950,658	4.7%
RS JZ Driggs, LLC (7)(8)(9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	8,544,513	8,629,929	8,612,869	6,588,845	2.8%
The Bristol at Southport, LLC (7)(10)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,682,536	23,670,806	18,108,167	7.6%
								141,590,632	142,002,144	137,517,326	105,200,756	44.7%

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2020 and 2019

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2020 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (7)(10)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	$32,625,912	$32,877,544	$32,551,137	$24,901,620	10.6%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	2/10/2022	50,808,453	51,068,554	50,982,247	39,001,419	16.6%
330 Tryon DE LLC (11)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,901,294	22,869,879	17,495,457	7.4%
870 Santa Cruz, LLC	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	10,760,355	10,724,590	10,859,726	8,307,690	3.5%
AGRE DCP Palm Springs, LLC (11)(12)	US - CA	Hotel	LIBOR +4.75% (1.80% Floor)	6.6%	0.5%	12/12/2019	1/1/2023	45,294,097	45,506,051	45,519,030	34,822,058	14.8%
MSC Fields Peachtree Retreat, LLC (11)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,334	23,437,198	23,428,860	17,923,078	7.6%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,039,456	17,994,495	13,765,789	5.8%
University Park Berkeley, LLC (11)(13)	US - CA	Student housing	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	23,990,786	24,131,808	24,162,710	18,484,473	7.9%
Windy Hill PV Five CM, LLC (14)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	26,454,910	26,407,494	25,227,156	19,298,774	8.2%
								254,042,847	255,093,989	253,595,240	194,000,358	82.4%
Total gross loans held for investment								424,174,758	426,019,273	419,407,194	320,846,504	136.3%
Obligations under participation agreements and secured borrowing (7)(8)(10)(14)								(89,548,151)	(89,769,560)	(87,730,239)	(67,113,633)	(28.5)%
Allowance for loan losses								—	(3,738,758)	—	—	—%
Net loans held for investment								$334,626,607	$332,510,955	$331,676,955	$253,732,871	107.8%

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (15)	7/30/2018	$57,321,799	$44,020,225	$13,301,574	$10,175,704	4.3%
Land in Conshohocken, PA (16)	1/9/2019	13,395,430	—	13,395,430	10,247,504	4.4%
		$70,717,229	$44,020,225	$26,697,004	$20,423,208	8.7%

Portfolio Company	Interest/Dividend Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (18):
Preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.50%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,287,500	$984,938	0.42%
Total marketable securities					$1,176,006	$1,287,500	$984,938	0.42%

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2020 and 2019
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $235.4 million at December 31, 2020.
(4)This loan is currently past due. Terra Property Trust is currently evaluating the options of recovering the principal amount, including foreclosing on the collateral.
(5)Terra Property Trust entered into a forbearance agreement with the borrower to allow for more time to make the interest payment.
(6)On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan. As of December 31, 2020, the commitment was fully funded.
(7)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in the consolidated balance sheets.
(8)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC (“Terra Income Advisors”), an affiliate of our sponsor and Terra Property Trust’s manager.
(9)This loan is currently past due. Given the loan is in default, the Company issued a demand notice and is currently in control of the sale process.
(10)Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.
(11)These loans were used as collateral for $107.6 million of borrowings under a term loan payable.
(12)In July 2020, Terra Property Trust Company amended the loan agreement to change the interest rate to PIK 15% for the period from July 2020 through January 2021.
(13)In December 2020, Terra Property Trust entered into a forbearance agreement with the borrower pursuant to which interest is accrued on the loan during the 90-day forbearance period from November 2020 to January 2021. In connection with entering into the forbearance agreement, the spread on the interest rate was increased to 4.2% and the exit fee was increased to 0.75%.
(14)In March 2020, Terra Property Trust entered into a financing transaction where a third-party purchased an A-note position. However, the sale did not qualify for sale accounting and therefore, the gross amount of the loan remains in the consolidated balance sheets. The liability is reflected as secured borrowing in Terra Property Trust’s consolidated balance sheets.
(15)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(16)Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure.
(17)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(18)From time to time, Terra Property Trust might invest in short-term debt and equity securities. These securities are comprised of shares of preferred stock and bonds.

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2020 and 2019

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

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2020 and 2019

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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2020 and 2019

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
(12)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. .
(13)Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure.
(14)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements
December 31, 2020

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The annual financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements as of December 31, 2019 and for the year ended December 31, 2019 and the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of December 31, 2020 and for the period from March 2, 2020 to December 31, 2020 includes all of the Company’s accounts only.

    The accompanying annual financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2020, there has been a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

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

Revenue Recognition

    Dividend Income: Dividend income associated with the Company’s ownership of Terra JV or Terra Property Trust is recognized on the record date as declared by Terra JV or Terra Property Trust. Any excess of distributions over Terra JV or Terra Property Trust’s cumulative taxable net income are recorded as return of capital.

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

Notes to Financial Statements

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2020 and 2019, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended December 31, 2020 and 2019, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2017-2019 federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investment and Fair Value

Equity Investment in Terra JV or Terra Property Trust

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at December 31, 2020 and 2019:

	December 31, 2020
Investment	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$230,915,151	$235,357,977	100.0%

	December 31, 2019
Investment	Cost	Fair Value	% of Members’ Capital
14,912,990 common shares of Terra Property Trust, Inc.	$243,924,852	$247,263,245	100.1%

Notes to Financial Statements

For the years ended December 31, 2020 and 2019, the Company received approximately $17.3 million and $30.3 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $13.0 million and $21.3 million were returns of capital, respectively.

    As of December 31, 2020 and 2019, the Company indirectly beneficially owned 76.5% (Note 4) and directly owned 98.6% of the outstanding shares of common stock of Terra Property Trust, respectively. The following tables present the summarized financial information of Terra Property Trust:

	December 31,
	2020	2019
Carrying value of loans held for investment	$422,280,515	$378,612,768
Equity investment in a limited partnership	36,259,959	—
Real estate owned, net	73,178,939	77,596,475
Cash, cash equivalent and restricted cash	32,920,323	50,549,700
Other assets	23,837,445	20,584,135
Total assets	588,477,181	527,343,078
Term loan payable and obligations under participation agreements, repurchase agreement payable, mortgage loan payable and secured borrowing	(239,132,654)	(227,548,397)
Accounts payable, accrued expenses and other liabilities	(35,769,686)	(40,826,139)
Lease intangible liabilities	(10,249,776)	(11,424,809)
Total liabilities	(285,152,116)	(279,799,345)
Stockholder’s equity	$303,325,065	$247,543,733

	Years Ended December 31,
	2020	2019
Revenues	$50,320,888	$51,399,525
Expenses	(46,056,001)	(42,356,750)
Net loss on extinguishment of obligations under participation agreements	(319,453)	—
Realized gains on marketable securities	1,160,162	—
Unrealized gains on marketable securities	111,494	—
Equity income from investment in a limited partnership	38,640	—
Net income	$5,255,730	$9,042,775

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

Notes to Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$235,357,977	$235,357,977

	December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra Property Trust	$—	$—	$247,263,245	$247,263,245

    Changes in Level 3 investment for the years ended December 31, 2020 and 2019 were as follows:

	Equity Investment in Terra JV	Equity Investment in Terra Property Trust
	Period from March 2, 2020 to December 31, 2020	Period from January 1, 2020 to March 1, 2020	Year Ended December 31, 2019
Beginning balance	$—	$247,263,245	$263,092,586
Transfer of ownership interest in Terra Property Trust to Terra JV	244,006,890	(244,006,890)	—
Return of capital	(9,226,094)	(3,783,607)	(21,275,398)
Net change in unrealized appreciation on investment	577,181	527,252	5,446,057
Ending balance	$235,357,977	$—	$247,263,245
Net change in unrealized appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$577,181	$527,252	$5,446,057

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2020 and 2019, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2020 and 2019 due to their short-term nature.

Notes to Financial Statements

Valuation Process for Fair Value Measurement

    Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, including available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan. Valuation of Terra Property Trust’s investment in a 4.9 acre development parcel is based on the estimated selling price. The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2020 and 2019. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$235,357,977	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.25%	20.05%	14.17%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2019
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra Property Trust	$247,263,245	Discounted cash flow (1)	Discount rate (1)	4.11%	14.95%	12.36%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with a cap rate of 5.77%

Risks and Uncertainties

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

Notes to Financial Statements

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

Dividend Income

    As discussed in Note 3, for the years ended December 31, 2020 and 2019, the Company received approximately $17.3 million and $30.3 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $13.0 million and $21.3 million were returns of capital, respectively.

TPT2 Merger

    On February 28, 2020, Terra Property Trust entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Terra Property Trust, Terra Property Trust 2, Inc. (“TPT2”) and Terra Fund 7, the sole stockholder of TPT2, pursuant to which TPT2 merged with and into Terra Property Trust, with Terra Property Trust continuing as the surviving corporation (the “TPT2 Merger”), effective March 1, 2020. In connection with the TPT2 Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the TPT2 Merger was converted into the right to receive from Terra Property Trust a number of shares of common stock, par value $0.01 per share, of Terra Property Trust equal to an exchange ratio, which was 1.2031. The exchange ratio was based on the relative fair value of Terra Property Trust and TPT2 as of December 31, 2019 as adjusted to reflect changes in net working capital of each of Terra Property Trust and TPT2 during the period from January 1, 2020 through March 1, 2020, the effective time for the TPT2 Merger. For purposes of determining the respective fair values of Terra Property Trust and TPT2, the value of the loans (or participation interests therein) held by each of Terra Property Trust and TPT2 was the value of such loans (or participation interests) as set forth in the audited financial statements of Terra Property Trust as of and for the year ended December 31, 2019. As a result, Terra Fund 7 received 2,116,785.76 shares of common stock of Terra Property Trust as consideration in the TPT2 Merger and subsequently contributed these shares to Terra JV. The shares of Terra Property Trust common stock issued in connection with the TPT2 Merger were issued in a private placement in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder
Issuance of Common Stock to Terra Offshore REIT
    In addition, on March 2, 2020, Terra Property Trust entered into two separate contribution agreements, one by and among Terra Property Trust, Terra Offshore REIT and Terra Income Fund International, and another by and among Terra Property Trust, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which Terra Property Trust issued 2,457,684.59 shares of common stock of Terra Property Trust to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by Terra Property Trust, $8.6 million in cash and other working capital (“Issuance of Common Stock to Terra Offshore REIT”). The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. On April 29, 2020, Terra Property Trust repurchased, at a purchase price $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019.

Terra JV, LLC

    Prior to the completion of the TPT2 Merger and the Issuance of Common Stock to Terra Offshore REIT transactions described above, the Company owned approximately 98.6% of the issued and outstanding shares of Terra Property Trust’s common stock indirectly through its wholly owned subsidiary, Terra JV, of which the Company was the sole managing member, and the remaining issued and outstanding shares of Terra Property Trust’s common stock were owned by Terra Offshore REIT.

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

Notes to Financial Statements

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

    As of December 31, 2020, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by Terra Offshore REIT; and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of December 31, 2020, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Note 6. Members’ Capital

    As of both December 31, 2020 and 2019, the Company had 6,637.7 units outstanding. The net asset value per unit was $35,467 and $37,222 as of December 31, 2020 and 2019, respectively.

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

For the years ended December 31, 2020 and 2019, the Company made total distributions to non-manager members of $16.5 million and $29.9 million, respectively. For the years ended December 31, 2020 and 2019, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of

Notes to Financial Statements

December 31, 2020 and 2019, no such reserve was established. For the year ended December 31, 2019, the Company redeemed 0.7 units for $0.03 million. There was no redemption for the year ended December 31, 2020.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment (loss) income	$(748,962)	$3,086,469	$681,719	$1,264,582
Total operating expenses	109,519	116,150	162,395	175,548
Net investment (loss) income	(858,481)	2,970,319	519,324	1,089,034
Net change in unrealized appreciation (depreciation) on investment	2,328,322	(1,751,564)	2,813,973	(2,286,298)
Net increase (decrease) in net assets resulting from operations	$1,469,841	$1,218,755	$3,333,297	$(1,197,264)

Net asset value per unit at period end	$35,467	$35,694	$35,962	$35,916

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$2,095,879	$2,994,231	$90	$3,923,177
Total operating expenses	112,878	182,767	104,195	176,097
Net investment income (loss)	1,983,001	2,811,464	(104,105)	3,747,080
Net change in unrealized appreciation on investment	592,591	1,655,207	1,609,008	1,589,251
Net increase in net assets resulting from operations	$2,575,592	$4,466,671	$1,504,903	$5,336,331

Net asset value per unit at period end	$37,222	$37,959	$38,411	$39,309

Note 8. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the years ended December 31, 2020 and 2019. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Per unit operating performance:
Net asset value per unit, beginning of period	$37,222	$39,630
Increase in members’ capital from operations (1):
Net investment income	560	1,271
Net change in unrealized appreciation on investment	167	821
Total increase in members’ capital from operations	727	2,092
Distributions to members (2):
Capital distributions	(2,482)	(4,500)
Net decrease in members’ capital resulting from distributions	(2,482)	(4,500)
Net asset value per unit, end of period	$35,467	$37,222

Ratios to average net assets:
Expenses	0.24%	0.22%
Net investment income	1.55%	3.25%

IRR, beginning of period	6.40%	6.56%
IRR, end of period	5.82%	6.40%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units for both the years ended December 31, 2020 and 2019.
(2)The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Note 9. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that there are no material events other than the one below that would require adjustment to, or disclosure in, the Company’s financial statements.

On March 12, 2021, Terra Mortgage Portfolio II, LLC, an indirect wholly-owned subsidiary of the Terra Property Trust, entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) with Western Alliance Bank (“WAB”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at Terra Property Trust’s option, which are subject to certain conditions.

In connection with the Revolving Line of Credit, Terra Property Trust entered into a limited guaranty (the “Guaranty”) in favor of WAB, pursuant to which Terra Property Trust will guarantee the payment of up to 25% of the amount outstanding under the Revolving Line of Credit. Under the Revolving Line of Credit and the Guaranty, Terra Property Trust will be required to maintain (i) a minimum total net worth of $250.0 million; (ii) a $2.0 million quarterly operating profit; and (iii) a ratio of total debt to total net worth of no more than 2.50 to 1.00.

The Revolving Line of Credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature. The Revolving Line of Credit contains various affirmative and negative covenants, including maintenance of a debt to total net worth ratio and limitations on the incurrence of liens and indebtedness, loans, distributions, change of management and ownership, changes in the nature of business and transactions with affiliates.

The Revolving Line of Credit also includes customary events of default, including a cross-default provision applicable to debt obligations of Terra Mortgage Portfolio II, LLC or Terra Property Trust. The occurrence of an event of default may result in termination of the Revolving Line of Credit and acceleration of amounts due under the Revolving Line of Credit.

In connection with the closing of the Revolving Line of Credit, Terr Property Trust pledged a $11.5 million first mortgage to the borrowing base and drew down $8.0 million on the Revolving Line of Credit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: March 18, 2021

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