Form 10-Q
period 2021-03-31
Terra Secured Income Fund 5, LLC
filed 2021-05-13
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2021, the registrant had 6,637.7 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $229,062,384 and $230,915,151, respectively)	$233,997,676	$235,357,977
Cash and cash equivalents	135,654	225,214
Other assets	26,330	33,830
Total assets	$234,159,660	$235,617,021

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$222,962	$199,602
Total liabilities	222,962	199,602
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	233,936,698	235,417,419
Total members’ capital	233,936,698	235,417,419
Total liabilities and members’ capital	$234,159,660	$235,617,021
Net asset value per unit	$35,244	$35,467

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income
Dividend income	$1,126,895	$1,264,438
Other operating income	20	144
Total investment income	1,126,915	1,264,582
Operating expenses
Professional fees	120,135	174,099
Other	385	1,449
Total operating expenses	120,520	175,548
Net investment income	1,006,395	1,089,034
Net change in unrealized appreciation (depreciation) on investment	492,466	(2,286,298)
Net increase (decrease) in members’ capital resulting from operations	$1,498,861	$(1,197,264)
Per unit data:
Net investment income per unit	$152	$164
Net increase (decrease) in members’ capital resulting from operations per unit	$226	$(180)
Weighted average units outstanding	6,638	6,638

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	—	$235,417,419	$235,417,419
Capital distributions	—	(2,979,582)	(2,979,582)
Increase in members’ capital resulting from operations:
Net investment income	—	1,006,395	1,006,395
Net change in unrealized appreciation on investment	—	492,466	492,466
Net increase in members’ capital resulting from operations	—	1,498,861	1,498,861
Balance, March 31, 2021	$—	$233,936,698	$233,936,698

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	—	$247,066,913	$247,066,913
Capital distributions	—	(7,467,271)	(7,467,271)
Increase in members’ capital resulting from operations:
Net investment income	—	1,089,034	1,089,034
Net change in unrealized depreciation on investment	—	(2,286,298)	(2,286,298)
Net decrease in members’ capital resulting from operations	—	(1,197,264)	(1,197,264)
Balance, March 31, 2020	$—	$238,402,378	$238,402,378

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in members’ capital resulting from operations	$1,498,861	$(1,197,264)
Adjustments to reconcile net increase (decrease) in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	1,852,767	6,562,736
Net change in unrealized (appreciation) depreciation on investment	(492,466)	2,286,298

Changes in operating assets and liabilities:
Decrease (increase) in other assets	7,500	(4,873)
Increase in accounts payable and accrued expenses	23,360	68,885
Decrease in due to related party	—	(38,000)
Net cash provided by operating activities	2,890,022	7,677,782

Cash flows from financing activities:
Distributions paid	(2,979,582)	(7,467,271)
Net cash used in financing activities	(2,979,582)	(7,467,271)

Net (decrease) increase in cash and cash equivalents	(89,560)	210,511
Cash and cash equivalents at beginning of period	225,214	97,937
Cash and cash equivalents at end of period	$135,654	$308,448

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$—	$244,006,890

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
March 31, 2021 (unaudited) and December 31, 2020

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both March 31, 2021 and December 31, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both March 31, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of March 31, 2021 and December 31, 2020:

		Percentage Interest	March 31, 2021			December 31, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$229,062,384	$233,997,676	100.0%	$230,915,151	$235,357,977	100.0%

As of both March 31, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both March 31, 2021 and December 31, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at March 31, 2021:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,995,064	$5,351,224	2.3%
Austin H. I. Owner LLC (4)	US - TX	Hotel - full/ select service	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,890,140	3,929,042	3,637,281	2,782,520	1.2%
High Pointe Mezzanine Investments, LLC (5)	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,189,700	2,986,866	2,284,952	1.0%
LD Milipitas Mezz, LLC (6)	US - CA	Hotel - extended stay	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	4,250,000	4,292,148	4,292,450	3,283,724	1.4%
Stonewall Station Mezz LLC (5)(7)(8)	US - NC	Infill land	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	10,669,168	10,768,255	10,789,750	8,254,159	3.5%
								28,809,308	29,179,145	28,701,411	21,956,579	9.4%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2021 (unaudited) and December 31, 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2021 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Preferred equity investments:
370 Lex Part Deux, LLC (7)(8)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$55,327,153	$55,355,545	$53,455,746	$40,893,646	17.5%
Orange Grove Property Investors, LLC (7)(8)	US - CA	Multifamily	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,703,482	10,703,776	8,188,389	3.5%
REEC Harlem Holdings Company, LLC (9)	US - NY	Mixed use	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,512,842	16,512,842	13,817,239	10,570,188	4.5%
RS JZ Driggs, LLC (7)(8)(10)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	8,981,615	9,071,429	9,026,292	6,905,113	3.0%
The Bristol at Southport, LLC (7)(11)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,688,144	23,664,725	18,103,515	7.7%
								114,921,610	115,331,442	110,667,778	84,660,851	36.2%
First mortgages:
14th & Alice Street Owner, LLC (7)(11)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	36,558,763	36,837,952	36,537,911	27,951,502	11.9%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (12)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	2/10/2022	51,649,149	51,917,594	51,814,815	39,638,333	16.9%
330 Tryon DE LLC (12)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,903,897	22,892,124	17,512,475	7.5%
870 Santa Cruz, LLC	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	11,867,818	11,863,875	11,979,443	9,164,274	3.9%
AGRE DCP Palm Springs, LLC (12)(13)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,382	43,775,181	43,864,855	33,556,614	14.4%
MSC Fields Peachtree Retreat, LLC (12)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,334	23,434,926	23,421,439	17,917,401	7.7%
Patrick Henry Recovery Acquisition, LLC (12)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,039,903	18,030,565	13,793,382	5.9%
University Park Berkeley, LLC (12)(14)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	24,709,132	24,863,082	24,877,473	19,031,267	8.1%
Windy Hill PV Five CM, LLC (15)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	31,883,812	31,936,652	30,679,466	23,469,791	10.0%
								263,999,390	265,573,062	264,098,091	202,035,039	86.3%
Total gross loans held for investment								407,730,308	410,083,649	403,467,280	308,652,469	131.9%
Obligations under participation agreements and secured borrowing (7)(8)(11)(15)								(93,310,285)	(93,596,454)	(91,599,071)	(70,073,289)	(30.0)%
Allowance for loan losses								—	(4,014,778)	—	—	—%
Net loans held for investment								$314,420,023	$312,472,417	$311,868,209	$238,579,180	101.9%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2021 (unaudited) and December 31, 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2021 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(18)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$57,321,799	$40,596,980	$16,724,819	$12,794,487	5.5%
Land in Conshohocken, PA (17)	1/9/2019	13,395,430	—	13,395,430	10,247,504	4.4%
		$70,717,229	$40,596,980	$30,120,249	$23,041,991	9.9%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (19):
Common and preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.5%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,305,000	$998,325	0.4%
Blackstone Mortgage Trust, Inc. - Class A common shares	7.6%	3/11/2021	N/A	110,100	3,489,396	3,413,100	2,611,022	1.1%
Starwood Property Trust, Inc. - Common Shares	7.6%	3/11/2021	N/A	62,000	1,489,692	1,533,880	1,173,418	0.5%

Total marketable securities					$6,155,094	$6,251,980	$4,782,765	2.00%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $233.9 million at March 31, 2021.
(4)This loan is currently in maturity default. Terra Property Trust is currently evaluating the options of recovering the principal amount, including foreclosing on the collateral. For the three months ended March 31, 2021, Terra Property Trust suspended interest income accrual of $0.1 million on this loan because recovery of such income was doubtful.
(5)Terra Property Trust entered into a forbearance agreement with the borrower to allow for more time to make the interest payment.
(6)On June 27, 2018, Terra Property Trust entered into a participation agreement with Terra Income Fund 6, Inc. to purchase a 25% interest, or $4.3 million, in a mezzanine loan.
(7)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in Terra Property Trust’s consolidated balance sheets.
(8)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, an affiliate of our sponsor and Terra Property Trust’s manager.

(9)For the three months ended March 31, 2021, Terra Property Trust suspended interest income accrual of $0.5 million on this loan because recovery of such income was doubtful.
(10)This loan is currently in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset.
(11)Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.
(12)These loans were used as collateral for $106.5 million of borrowings under a term loan payable.
(13)In March 2021, Terra Property Trust amended the loan agreement to change the spread on the interest rate to 5.0%, increased the exit fee to 1.5% and extended the maturity to January 1, 2024. Additionally, under the loan amendment, the borrower made a partial repayment of $2.6 million.
(14)In December 2020, Terra Property Trust entered into a forbearance agreement with the borrower pursuant to which interest accrues on the loan during the 90-day forbearance period from November 2020 to January 2021. In March 2021, the forbearance period was extended through August 2021.
(15)In March 2020, Terra Property Trust entered into a financing transaction where a third-party purchased an A-note position. Because the transaction does not qualify for sale accounting, the gross amount of the loan remains in the consolidated balance sheets. The liability is reflected as secured borrowing in Terra Property Trust’s consolidated balance sheets.
(16)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(17)Terra Property Trust acquired the collateral for this loan via deed in lieu of foreclosure. The land is currently vacant.
(18)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(19)From time to time, Terra Property Trust might invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2021 (unaudited) and December 31, 2020

    The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2020:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$7,007,397	$5,360,659	2.3%
Austin H. I. Owner LLC (4)	US - TX	Hotel	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,848,712	3,887,200	3,533,118	2,702,835	1.1%
High Pointe Mezzanine Investments, LLC (5)	US - SC	Student housing	15.0%	15.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,204,375	2,988,110	2,285,904	1.0%
LD Milipitas Mezz, LLC (6)	US - CA	Hotel	LIBOR +10.25% (2.75% Floor)	13.0%	1.0%	6/27/2018	6/27/2021	4,250,000	4,294,053	4,293,969	3,284,886	1.4%
Stonewall Station Mezz LLC (5)(7)(8)	US - NC	Infill land	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	10,442,567	10,537,512	10,472,034	8,011,106	3.4%
								28,541,279	28,923,140	28,294,628	21,645,390	9.2%
Preferred equity investments:
370 Lex Part Deux, LLC (7)(8)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	53,874,507	53,912,363	51,935,025	39,730,294	16.9%
City Gardens 333 LLC (7)(8)	US - CA	Student housing	LIBOR + 9.95% (2.0% Floor)	12.0%	—%	4/11/2018	4/1/2021	28,303,628	28,307,408	28,276,767	21,631,727	9.2%
Orange Grove Property Investors, LLC (7)(8)	US - CA	Condominium	LIBOR + 8.0% (4.0% Floor)	12.0%	1.0%	5/24/2018	6/1/2021	10,600,000	10,701,924	10,707,274	8,191,065	3.5%
REEC Harlem Holdings Company, LLC	US - NY	land	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,767,984	16,767,984	14,314,585	10,950,658	4.7%
RS JZ Driggs, LLC (7)(8)(9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	8,544,513	8,629,929	8,612,869	6,588,845	2.8%
The Bristol at Southport, LLC (7)(10)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,682,536	23,670,806	18,108,167	7.6%
								141,590,632	142,002,144	137,517,326	105,200,756	44.7%

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2021 (unaudited) and December 31, 2020

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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2021 (unaudited) and December 31, 2020

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
(9)This loan is currently in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset.
(10)Terra Property Trust sold a portion of its interest in this loan via a participation agreement to a third-party.
(11)These loans were used as collateral for $107.6 million of borrowings under a term loan payable.
(12)In July 2020, Terra Property Trust amended the loan agreement to change the interest rate to PIK 15% for the period from July 2020 through January 2021.
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
March 31, 2021

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of March 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

    The Company’s investment activities are externally managed by Terra Fund Advisors, LLC (“Terra Fund Advisors” or the “Manager”). The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Manager or its affiliates or by individuals who were contracted by the Company or by the Manager or its affiliates to work on behalf of the Company pursuant to the terms of the operating agreement, as amended.

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

On April 1, 2021, Mavik Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, the Chief Executive Officer of the Company, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners, LLC, being acquired by Mavik for a combination of cash and interests in Mavik.

Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements for the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of March 31, 2021 and December 31, 2020 and for the period from March 2, 2020 to March 31, 2020 and the three months ended March 31, 2021 include all of the Company’s accounts only.

    The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

As of March 31, 2021, the outbreak of the coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets The COVID-19 pandemic and preventative measures taken by local, state and federal authorities to alleviate the public health crisis have had a continued and prolonged adverse impact on economic and market conditions and have caused a global economic slowdown which has had and could further have a material adverse effect on the Company’s results and financial condition. The pandemic continues to evolve, and the full impact of COVID-19 on the real estate industry, the commercial real estate market, and the credit markets generally, and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to, (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, including the administration of vaccines throughout the United States (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of governmental responses to the pandemic, including the PPP and other programs under the CARES Act, (v) the timing and speed of economic recovery, (vi) the availability of a treatment or vaccination for COVID-19, and (vii) the negative impact on our borrowers, real estate values and cost of capital. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.

Equity Investment in Terra JV

    Equity investment in Terra JV represents the Company’s equity interest in Terra JV, which was initially recorded at cost. Subsequent to the asset contribution, the equity investment is reported, at each reporting date, at fair value on the statements of financial condition. Change in fair value is reported in net change in unrealized appreciation or depreciation on investment on the statements of operations.

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

Notes to Unaudited Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments, with original maturities of ninety days or less when purchased, as cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2021 and 2020, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2017-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report certain information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Terra Property Trust in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both March 31, 2021 and December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

Notes to Unaudited Financial Statements

The following tables present a summary of the Company’s investment at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$229,062,384	$233,997,676	100.0%	$230,915,151	$235,357,977	100.0%

For the three months ended March 31, 2021 and 2020, the Company received approximately $3.0 million and $7.8 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $1.9 million and $6.6 million were returns of capital, respectively.

    As of both March 31, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	March 31, 2021	December 31, 2020
Carrying value of loans held for investment	$406,068,871	$422,280,515
Equity investment in a limited partnership, net	50,505,511	36,259,959
Real estate owned, net	72,242,825	73,178,939
Cash, cash equivalent and restricted cash	27,600,059	32,920,323
Other assets	29,380,759	23,837,445
Total assets	585,798,025	588,477,181
Term loan payable, obligations under participation agreements, mortgage loan payable, revolving line of credit and secured borrowing	(245,967,816)	(239,132,654)
Accounts payable, accrued expenses and other liabilities	(28,798,305)	(35,769,686)
Lease intangible liabilities	(10,128,244)	(10,249,776)
Total liabilities	(284,894,365)	(285,152,116)
Stockholder’s equity	$300,903,660	$303,325,065

	Three Months Ended March 31,
	2021	2020
Revenues	$10,289,252	$12,077,571
Expenses	(10,136,375)	(11,188,049)
Net loss on extinguishment of obligations under participation agreements	—	(319,453)
Realized gains on marketable securities	—	8,894
Unrealized losses on marketable securities	(14,608)	—
Equity income from investment in a limited partnership	1,337,827	$—
Net income	$1,476,096	$578,963

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

Notes to Unaudited Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$233,997,676	$233,997,676

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$235,357,977	$235,357,977

    Changes in Level 3 investment for the three months ended March 31, 2021 and 2020 were as follows:

	Equity Investment in Terra JV		Equity Investment in Terra Property Trust
	Three Months Ended March 31, 2021	Period from March 2, 2020 to March 31, 2020	Period from January 1, 2020 to March 1, 2020
Beginning balance	$235,357,977	$—	$247,263,245
Transfer of ownership interest in Terra Property Trust to Terra JV	—	244,006,890	(244,006,890)
Return of capital	(1,852,767)	(2,779,129)	(3,783,607)
Net change in unrealized appreciation (depreciation) on investment	492,466	(2,813,550)	527,252
Ending balance	$233,997,676	$238,414,211	$—
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$492,466	$(2,813,550)	$—

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2021 and 2020, there were no transfers.

Notes to Unaudited Financial Statements

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at March 31, 2021 and December 31, 2020 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	March 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$233,997,676	Discounted cash flow (1)(2)	Discount rate (1)(2)	4.00%	20.05%	14.68%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$235,357,977	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.25%	20.05%	14.17%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with a cap rate of 5.77%.

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

Notes to Unaudited Financial Statements

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

Dividend Income

    As discussed in Note 3, for the three months ended March 31, 2021 and 2020, the Company received approximately $3.0 million and $7.8 million of distributions from Terra JV and/or Terra Property Trust as applicable, respectively, of which $1.9 million and $6.6 million were returns of capital, respectively.

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

    As of March 31, 2021, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of March 31, 2021, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Note 6. Members’ Capital

    As of both March 31, 2021 and December 31, 2020, the Company had 6,637.7 units outstanding. The net asset value per unit was $35,244 and $35,467 as of March 31, 2021 and December 31, 2020, respectively.

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

Notes to Unaudited Financial Statements

    For the three months ended March 31, 2021 and 2020, the Company made total distributions to non-manager members of $3.0 million and $7.5 million, respectively. For the three months ended March 31, 2021 and 2020, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of March 31, 2021 and December 31, 2020, no such reserve was established. For the three months ended March 31, 2021 and 2020, the Company did not redeem any units.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the three months ended March 31, 2021 and 2020. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per unit operating performance:
Net asset value per unit, beginning of period	$35,467	$37,222
Increase (decrease) in members’ capital from operations (1):
Net investment income	152	164
Net change in unrealized appreciation (depreciation) on investment	74	(344)
Total increase (decrease) in members’ capital from operations	226	(180)
Distributions to members (2):
Capital distributions	(449)	(1,126)
Net decrease in members’ capital resulting from distributions	(449)	(1,126)
Net asset value per unit, end of period	$35,244	$35,916

Ratios to average net assets:
Expenses	0.21%	0.29%
Net investment income	1.72%	1.79%

IRR, beginning of period	5.82%	6.40%
IRR, end of period	5.73%	6.08%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,638 units for both the three months ended March 31, 2021 and 2020.
(2)The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Notes to Unaudited Financial Statements

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

•the efficacy of the vaccines or other remedies and the speed of their distribution and administration;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors” or the “Manager”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”);Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Property Trust, Inc. (“Terra Property Trust”); Terra International Fund 3, L.P. (“Terra International 3”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“Mavik RESOF”) (formerly known as Terra Real Estate Credit Opportunities Fund, LP); or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 and in “Part II - Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of March 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of March 31, 2021, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Recent Developments

    The coronavirus (“COVID-19”) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We continue to closely monitor the impact of the coronavirus pandemic on all aspects of our investments and operations. The extent to which the coronavirus pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

    We believe, however, that compelling opportunities for us will emerge as a result of the economic downtown caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the pandemic on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	13	19	7	19
Principal balance	$57,040,923	$350,689,385	$407,730,308	$93,310,285	$314,420,023
Amortized cost	57,157,301	348,911,570	406,068,871	93,596,454	312,472,417
Fair value	57,099,978	346,367,302	403,467,280	91,599,071	311,868,209
Weighted average coupon rate	12.07%	7.66%	8.28%	9.97%	7.78%
Weighted-average remaining term (years)	1.57	1.41	1.43	0.90	1.59

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.11% and 0.14% as of March 31, 2021 and December 31, 2020.
(2)As of March 31, 2021 and December 31, 2020, amounts included $183.7 million and $184.2 million of senior mortgages used as collateral for $106.5 million and $107.6 million of borrowings under a term loan, respectively. As of March 31, 2021, amounts also included $11.9 million of senior mortgages used as collateral for $8.0 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of March 31, 2021 and December 31, 2020, eleven and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to its net loan portfolio, as of March 31, 2021 and December 31, 2020, Terra Property Trust owned 4.9 acres of adjacent land acquired via deed in lieu of foreclosure and a multi-tenant office building acquired via foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $62.1 million and $62.9 million as of March 31, 2021 and December 31, 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $40.6 million and $44.0 million as of March 31, 2021 and December 31, 2020, respectively.

Additionally, as of March 31, 2021 and December 31, 2020, Terra Property Trust owned 83.5% and 90.3%, respectively, of equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of March 31, 2021 and December 31, 2020, the equity interest had a carrying value of $50.5 million and $36.3 million, respectively.

Portfolio Investment Activity

    For the three months ended March 31, 2021 and 2020, Terra Property Trust invested $15.5 million and $12.6 million in new investments and had $25.0 million and $10.0 million of repayments, resulting in net repayments of $9.4 million and net investments of $2.6 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

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

	March 31, 2021				December 31, 2020
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$212,718,851	$214,217,072	$214,067,237	48.8%	$209,660,270	$210,694,778	$210,517,299	47.9%
Preferred equity investments	77,586,298	77,828,409	73,847,051	16.8%	101,019,788	101,267,732	97,472,723	22.2%
Mezzanine loans	24,114,874	24,441,714	23,953,921	5.5%	23,946,549	24,287,203	23,686,933	5.4%
Allowance for loan losses	—	(4,014,778)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$314,420,023	312,472,417	311,868,209	71.1%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		6,155,094	6,251,980	1.4%		1,176,006	1,287,500	0.3%
Real estate owned		62,114,581	70,717,229	16.1%		63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		50,505,511	49,919,016	11.4%		36,385,339	35,678,585	8.1%
Total		$431,247,603	$438,756,434	100.0%		$433,457,639	$439,360,269	100.0%

	March 31, 2021				December 31, 2020
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$150,129,899	$150,669,866	$149,342,121	34.1%	$145,560,299	$146,010,011	$144,654,237	32.9%
Multifamily	80,440,026	81,087,592	80,890,073	18.4%	103,057,678	103,678,464	103,502,170	23.5%
Hotel - full/select service	47,112,522	47,704,223	47,502,136	10.8%	49,142,809	49,393,251	49,052,148	11.2%
Mixed use	16,512,842	16,512,842	13,817,239	3.1%	16,767,984	16,767,984	14,314,585	3.3%
Industrial	7,000,000	7,000,000	6,995,064	1.6%	7,000,000	7,000,000	7,007,397	1.6%
Infill land	5,974,734	6,030,824	6,042,260	1.4%	5,847,837	5,901,575	5,864,339	1.3%
Hotel - extended stay	4,250,000	4,292,148	4,292,450	1.0%	4,250,000	4,294,053	4,293,969	1.0%
Student housing	3,000,000	3,189,700	2,986,866	0.7%	3,000,000	3,204,375	2,988,110	0.7%
Allowance for loan losses	—	(4,014,778)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$314,420,023	312,472,417	311,868,209	71.1%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		6,155,094	6,251,980	1.4%		1,176,006	$1,287,500	0.3%
Real estate owned		62,114,581	70,717,229	16.1%		63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		50,505,511	49,919,016	11.4%		36,385,339	35,678,585	8.1%
Total		$431,247,603	$438,756,434	100.0%		$433,457,639	$439,360,269	100.0%

	March 31, 2021					December 31, 2020
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total		Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$121,331,368	$122,393,503	$122,372,064	28.0%		$143,454,602	$144,066,584	$143,989,756	32.9%
Georgia	74,957,483	75,352,520	75,236,254	17.1%		74,116,787	74,505,752	74,411,107	16.9%
New York	56,966,298	57,039,596	53,076,619	12.1%		56,058,669	56,139,234	52,378,785	11.9%
North Carolina	28,774,734	28,934,721	28,934,384	6.6%		28,647,837	28,802,869	28,734,218	6.5%
Washington	18,500,000	18,648,113	18,629,677	4.2%		18,500,000	18,643,699	18,634,464	4.2%
Massachusetts	7,000,000	7,000,000	6,995,064	1.6%		7,000,000	7,000,000	7,007,397	1.6%
Texas	3,890,140	3,929,042	3,637,281	0.8%		3,848,712	3,887,200	3,533,118	0.8%
South Carolina	3,000,000	3,189,700	2,986,866	0.7%		3,000,000	3,204,375	2,988,110	0.7%
Allowance for loan losses	—	(4,014,778)	—	—%		—	(3,738,758)	—	—%
Total loan investments	$314,420,023	312,472,417	311,868,209	71.1%		$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		6,155,094	6,251,980	1.4%			1,176,006	1,287,500	0.3%
Real estate owned		62,114,581	70,717,229	16.1%			63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		50,505,511	49,919,016	11.4%			36,385,339	35,678,585	8.1%
Total		$431,247,603	$438,756,434	100.0%	1		$433,457,639	$439,360,269	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Investment income
Dividend income	$1,126,895	$1,264,438	$(137,543)
Other operating income	20	144	(124)
Total investment income	1,126,915	1,264,582	(137,667)
Operating expenses
Professional fees	120,135	174,099	(53,964)
Other	385	1,449	(1,064)
Total operating expenses	120,520	175,548	(55,028)
Net investment income	1,006,395	1,089,034	(82,639)
Net change in unrealized appreciation (depreciation) on investment	492,466	(2,286,298)	2,778,764
Net increase (decrease) in members’ capital resulting from operations	$1,498,861	$(1,197,264)	$2,696,125

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both March 31, 2021 and December 31, 2020, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended March 31, 2021 and 2020, we received distributions of $3.0 million and $7.8 million, or $0.20 and $0.53 per share, from Terra Property Trust, of which $1.1 million and $1.3 million was recorded as dividend income and $1.9 million and $6.6 million was recorded as return of capital, respectively.

For the three months ended March 31, 2021 as compared to the same period in 2020, Terra Property Trust’s net income increased by $0.9 million, primarily due to equity income from Terra Property Trust’s equity investment in a limited partnership of $1.3 million and a decrease in provision for loan losses of $0.9 million, partially offset by a decrease in net interest income of $1.1 million as a result of a decrease in the weighted average interest rate on net investments driven by new loan originations having lower coupon rates than those of the loans that were repaid.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$408,985,092	8.4%	$388,164,960	9.5%
Obligations under participation agreements and secured borrowing	(88,594,532)	10.1%	(88,056,951)	11.7%
Repurchase agreement payable	—	—%	(94,465,741)	4.0%
Term loan payable	(107,776,898)	5.3%	—	—%
Revolving line of credit	(1,745,785)	4.0%	—	—%
Net loans (3)	$210,867,877	9.3%	$205,642,268	11.1%
Senior loans
Gross loans	255,124,634	6.4%	189,925,027	6.9%
Obligations under participation agreements and secured borrowing	(45,478,823)	8.6%	(17,680,599)	10.6%
Repurchase agreement payable	—	—%	(94,465,741)	4.0%
Term loan payable	(107,776,898)	5.3%	—	—%
Revolving line of credit	(1,745,785)	4.0%	—	—%
Net loans (3)	$100,123,128	6.6%	$77,778,687	9.7%
Subordinated loans (4)
Gross loans	153,860,458	11.7%	198,239,933	12.0%
Obligations under participation agreements	(43,115,709)	11.6%	(70,376,352)	12.0%
Net loans (3)	$110,744,749	11.7%	$127,863,581	12.0%
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

    For the three months ended March 31, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Professional Fees

For the three months ended March 31, 2021 as compared to the same period in 2020, professional fees decreased by $0.1 million as a result of a decrease in the cost of compliance.

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

For the three months ended March 31, 2021, we recorded an increase in unrealized appreciation on investment of $0.5 million, as a result of the recovery of the fair value of Terra Property Trust’s investments, compared to an increase in unrealized depreciation on investment of $2.3 million recorded for the same period in 2020, as a result of the widening credit spreads partially offset by decreases in underlying index rates due to the macro-economic conditions impacted by the COVID-19 pandemic.

Net Increase (Decrease) in Members’ Capital Resulting from Operations

    For the three months ended March 31, 2021, the net increase in members’ capital resulting from operations was $1.5 million, compared to the net decrease in members’ capital resulting from operations of $1.2 million for the same period in 2020.

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

A total of $66.3 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $53.4 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $40.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

    On September 3, 2020, Terra Property Trust entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by Terra Property Trust and financed under the indenture and credit agreement. The floating rate loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of March 31, 2021, the amount outstanding under the indenture and credit agreement was $106.5 million.
    On March 12, 2021, Terra Property Trust entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. As of March 31, 2021, the Revolving Line of Credit had an outstanding balance of $8.0 million.

Cash Flows Provided by Operating Activities

2021 — For the three months ended March 31, 2021, cash flows provided by operating activities were $2.9 million, primarily due to $3.0 million of dividends received from Terra JV, of which $1.9 million was recorded as a return of capital.

2020 — For the three months ended March 31, 2020, cash flows provided by operating activities were $7.7 million, primarily due to $7.8 million of dividends received from Terra Property Trust, of which $6.6 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2021 — For the three months ended March 31, 2021, cash flows used in financing activities were $3.0 million primarily related to distributions paid to members.

2020 — For the three months ended March 31, 2020, cash flows used in financing activities was $7.5 million, primarily related to distributions paid to members.

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

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2021 and 2020, none of our income was subject to the NYC UBT.

    We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. For the three months ended March 31, 2021 and 2020, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

    The following table provides a summary of Terra Property Trust’s contractual obligations at March 31, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$71,276,756	$66,276,756	$5,000,000	$—	$—
Secured borrowing — principal (1)	22,033,529	—	22,033,529	—	—
Mortgage loan payable — principal (2)	40,596,980	801,547	39,795,433	—	—
Term loan payable — principal (3)	106,454,107	—	44,614,424	61,839,683	—
Revolving Line of Credit payable — principal (4)	8,030,611	—	8,030,611	—	—
Interest on borrowings (5)	33,582,806	15,913,261	15,171,799	2,497,746	—
Unfunded lending commitments (6)	55,545,829	53,402,223	2,143,606	—	—
Ground lease commitment (7)	82,877,438	1,264,500	2,529,000	2,529,000	76,554,938
	$420,398,056	$137,658,287	$139,318,402	$66,866,429	$76,554,938
___________________________
(1)In the normal course of business, Terra Property Trust enters into participation agreements with related parties, and to a lesser extent, unrelated parties, whereby Terra Property Trust transfers a portion of the loans to them. Additionally, Terra Property Trust may sell a portion of a loan to a third-party. These loan participations and sale do not qualify for sale treatment. As such, the loans remain on Terra Property Trust’s consolidated balance sheets and the proceeds are recorded as obligations under participation agreements or secured borrowing, as applicable. Similarly, interest earned on the entire loan balance is recorded within “Interest income” and the interest related to the participation interest or sold interest is recorded within “Interest expense on obligations under participation agreements” or “Interest expense on secured borrowing”, as applicable, in the consolidated statements of operations. Terra Property Trust has no direct liability to a participant under its participation agreements with respect to the underlying loan, and the participants’ share of the loan is repayable only from the proceeds received from the related borrower/issuer of the loans.
(2)Amount excludes unamortized origination and exit fees of $0.1 million.
(3)Amount excludes unamortized deferred financing costs of $2.2 million.
(4)Amount excludes unamortized deferred financing costs of $0.6 million.
(5)Interest was calculated using the applicable annual variable interest rate and balance outstanding at March 31, 2021. Amount represents interest expense through maturity plus exit fee as applicable.

(6)Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of March 31, 2021, Terra Property Trust had seven of such loans with total funding commitments of $256.0 million, of which $200.5 million had been funded.
(7)Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

The table above does not include Terra Property Trust’s commitment under a subscription agreement with Mavik RESOF to fund up to $50.0 million to purchase the limited partnership interests in Mavik RESOF as the subscription agreement does not have fixed or determinable payments. As of March 31, 2021, the unfunded commitment was $1.3 million.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended March 31,
	2021	2020
Origination and extension fee expense (1)	$345,384	$437,617
Asset management fee	1,156,543	1,029,533
Asset servicing fee	273,207	234,208
Operating expenses reimbursed to Manager	1,342,758	1,367,189
Disposition fee (2)	250,988	75,520
Total	$3,368,880	$3,144,067
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
    As of March 31, 2021, Terra Property Trust had 13 investments with an aggregate principal balance of $271.4 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.8 million.

    Additionally, Terra Property Trust had $40.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; and $106.5 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $183.7 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on Terra Property Trust’s total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.1 million.

    At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2021 and 2020, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Date: May 13, 2021

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