Form 10-Q
period 2021-06-30
Terra Secured Income Fund 5, LLC
filed 2021-08-12
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2021, the registrant had 6,636.6 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $225,672,723 and $230,915,151, respectively)	$228,870,200	$235,357,977
Cash and cash equivalents	401,193	225,214
Other assets	18,830	33,830
Total assets	$229,290,223	$235,617,021

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$222,008	$199,602
Total liabilities	222,008	199,602
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	229,068,215	235,417,419
Total members’ capital	229,068,215	235,417,419
Total liabilities and members’ capital	$229,290,223	$235,617,021
Net asset value per unit	$34,516	$35,467

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Dividend income	$—	$681,685	$1,126,895	$1,946,123
Other operating income	13	34	33	178
Total investment income	13	681,719	1,126,928	1,946,301
Operating expenses
Professional fees	110,845	161,100	230,980	335,199
Other	1,355	1,295	1,740	2,744
Total operating expenses	112,200	162,395	232,720	337,943
Net investment (loss) income	(112,187)	519,324	894,208	1,608,358
Net change in unrealized (depreciation) appreciation on investment	(1,737,815)	2,813,973	(1,245,349)	527,675
Net (decrease) increase in members’ capital resulting from operations	$(1,850,002)	$3,333,297	$(351,141)	$2,136,033
Per unit data:
Net investment (loss) income per unit	$(17)	$78	$137	$242
Net (decrease) increase in members’ capital resulting from operations per unit	$(279)	$502	$(49)	$322
Weighted average units outstanding	6,636	6,638	6,636	6,638

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	—	$235,417,419	$235,417,419
Capital distributions	—	(2,979,582)	(2,979,582)
Increase in members’ capital resulting from operations:
Net investment income	—	1,006,395	1,006,395
Net change in unrealized appreciation on investment	—	492,466	492,466
Net increase in members’ capital resulting from operations	—	1,498,861	1,498,861
Balance, March 31, 2021	—	233,936,698	233,936,698
Capital distributions	—	(2,979,254)	(2,979,254)
Capital redemptions	—	(39,227)	(39,227)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(112,187)	(112,187)
Net change in unrealized depreciation on investment	—	(1,737,815)	(1,737,815)
Net decrease in members’ capital resulting from operations	—	(1,850,002)	(1,850,002)
Balance, June 30, 2021	$—	$229,068,215	$229,068,215

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	$—	$247,066,913	$247,066,913
Capital distributions	—	(7,467,271)	(7,467,271)
Decrease in members’ capital resulting from operations:
Net investment income	—	1,089,034	1,089,034
Net change in unrealized depreciation on investment	—	(2,286,298)	(2,286,298)
Net decrease in members’ capital resulting from operations	—	(1,197,264)	(1,197,264)
Balance, March 31, 2020	—	238,402,378	238,402,378
Capital distributions	—	(3,030,711)	(3,030,711)
Increase in members’ capital resulting from operations:
Net investment income	—	519,324	519,324
Net change in unrealized appreciation on investment	—	2,813,973	2,813,973
Net increase in members’ capital resulting from operations	—	3,333,297	3,333,297
Balance, June 30, 2020	$—	$238,704,964	$238,704,964

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(351,141)	$2,136,033
Adjustments to reconcile net (decrease) increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	5,242,428	9,281,051
Net change in unrealized decrease (appreciation) on investment	1,245,349	(527,675)

Changes in operating assets and liabilities:
Decrease in other assets	15,000	3,491
Increase (decrease) in accounts payable and accrued expenses	22,406	(54,642)
Decrease in due to related party	—	(38,000)
Net cash provided by operating activities	6,174,042	10,800,258

Cash flows from financing activities:
Distributions paid	(5,958,836)	(10,497,982)
Payment for capital redemptions	(39,227)	—
Net cash used in financing activities	(5,998,063)	(10,497,982)

Net increase in cash and cash equivalents	175,979	302,276
Cash and cash equivalents at beginning of period	225,214	97,937
Cash and cash equivalents at end of period	$401,193	$400,213

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$—	$244,006,890

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
June 30, 2021 (unaudited) and December 31, 2020

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both June 30, 2021 and December 31, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both June 30, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of June 30, 2021 and December 31, 2020:

		Percentage Interest	June 30, 2021			December 31, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$225,672,723	$228,870,200	99.9%	$230,915,151	$235,357,977	100.0%

As of both June 30, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both June 30, 2021 and December 31, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at June 30, 2021:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,973,264	$5,334,547	2.3%
Austin H. I. Owner LLC (4)	US - TX	Hotel - full/ select service	12.5%	12.5%	1.0%	9/30/2015	10/6/2020	3,890,140	3,926,665	2,738,195	2,094,719	0.9%
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,174,860	3,048,269	2,331,926	1.0%
Stonewall Station Mezz LLC (5)(6)(7)(8)	US - NC	Infill land	12.0% current 2.0% PIK	14.0%	1.0%	5/31/2018	5/20/2021	10,901,205	11,001,782	11,001,782	8,416,363	3.7%
								24,791,345	25,103,307	23,761,510	18,177,555	7.9%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2021 (unaudited) and December 31, 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2021 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Preferred equity investments:
370 Lex Part Deux, LLC (6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$56,852,434	$56,871,362	$55,494,478	$42,453,276	18.6%
REEC Harlem Holdings Company, LLC (9)	US - NY	Mixed use	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,567,853	16,567,853	13,817,239	10,570,188	4.6%
RS JZ Driggs, LLC (6)(7)(10)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	11,328,068	11,440,188	11,443,038	8,753,924	3.8%
The Bristol at Southport, LLC (6)(11)	US - WA	Multifamily	12.0%	12.0%	1.0%	9/22/2017	9/22/2022	23,500,000	23,693,404	23,760,607	18,176,864	7.9%
								108,248,355	108,572,807	104,515,362	79,954,252	34.9%
First mortgages:
14th & Alice Street Owner, LLC (6)(11)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	37,955,691	38,215,959	39,399,474	30,140,598	13.2%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (12)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	2/10/2022	51,858,696	52,124,599	51,381,532	39,306,872	17.2%
330 Tryon DE LLC (12)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,905,952	22,932,214	17,543,144	7.7%
870 Santa Cruz, LLC	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	13,152,513	13,182,479	13,262,020	10,145,445	4.4%
AGRE DCP Palm Springs, LLC (12)(13)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,381	43,618,206	43,547,093	33,313,526	14.5%
BW Property Owner LLC and BW 2 Property Owner LLC (6)(7)(11)	US - PA	Land	15.0%	15.0%	1.0%	5/14/2021	6/1/2022	52,000,000	52,447,064	52,447,064	40,122,004	17.5%
MSC Fields Peachtree Retreat, LLC (12)	US - GA	Multifamily	LIBOR + 3.85% (2.0% Floor)	5.9%	0.5%	3/15/2019	4/1/2022	23,308,334	23,432,147	23,448,095	17,937,793	7.8%
Patrick Henry Recovery Acquisition, LLC (12)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,040,209	18,051,236	13,809,196	6.0%
Stonewall Station Investments LLC (5)(6)(7)(8)	US - NC	Land	Prime + 1.25% (combined floor of 6.0%)	6.0%	1.0%	5/20/2021	5/20/2021	3,453,887	3,487,906	3,487,906	2,668,248	1.2%
University Park Berkeley, LLC (12)(14)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	25,068,794	25,228,371	25,299,652	19,354,234	8.4%
Windy Hill PV Five CM, LLC (15)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	37,407,893	37,553,206	37,305,512	28,538,717	12.5%
								328,228,189	330,236,098	330,561,798	252,879,777	110.4%
Total gross loans held for investment								461,267,889	463,912,212	458,838,670	351,011,584	153.2%
Obligations under participation agreements and secured borrowing (6)(7)(11)(15)								(140,180,715)	(140,866,170)	(141,098,331)	(107,940,223)	(47.1)%
Allowance for loan losses								—	(4,587,839)	—	—	—%
Net loans held for investment								$321,087,174	$318,458,203	$317,740,339	$243,071,361	106.1%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2021 (unaudited) and December 31, 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2021 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(18)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$57,321,799	$40,401,127	$16,920,672	$12,944,314	5.7%
Land in Conshohocken, PA (17)	1/9/2019	13,395,430	—	13,395,430	10,247,504	4.5%
		$70,717,229	$40,401,127	$30,316,102	$23,191,818	10.2%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (19):
Common and preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.5%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,317,500	$1,007,888	0.4%
Blackstone Mortgage Trust, Inc. - Class A common shares	7.6%	3/11/2021	N/A	142,080	4,489,411	4,530,931	3,466,162	1.5%
Starwood Property Trust, Inc. - Common Shares	7.6%	3/11/2021	N/A	82,250	1,989,737	2,152,483	1,646,649	0.7%

Total marketable securities					$7,655,154	$8,000,914	$6,120,699	2.6%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $229.1 million at June 30, 2021.
(4)This loan is currently in maturity default. Terra Property Trust is currently evaluating the options of recovering the principal amount, including foreclosing on the collateral. For the three and six months ended June 30, 2021, Terra Property Trust suspended interest income accrual of $0.1 million and $0.2 million on this loan, respectively, because recovery of such income was doubtful.
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
(8)This investment is currently in maturity default. The borrower has entered into a purchase and sale agreement to sell the collateral. The proceeds from the sale will repay the investment in full.

(9)For the three and six months ended June 30, 2021, Terra Property Trust suspended interest income accrual of $0.6 million and $1.1 million on this loan, respectively, because recovery of such income was doubtful.
(10)This loan is currently in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset.
(11)Terra Property Trust sold a portion of its interest in this loan pursuant to a participation agreement to a third-party.
(12)These loans were used as collateral for $107.0 million of borrowings under a term loan payable.
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
(17)Terra Property Trust acquired the collateral for this loan pursuant to a deed in lieu of foreclosure. The land is currently vacant.
(18)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(19)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2021 (unaudited) and December 31, 2020

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
June 30, 2021 (unaudited) and December 31, 2020

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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2021 (unaudited) and December 31, 2020

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
(10)Terra Property Trust sold a portion of its interest in this loan pursuant to a participation agreement to a third-party.
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
(16)Terra Property Trust acquired the collateral for this loan pursuant to deed in lieu of foreclosure.
(17)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(18)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of preferred stock and bonds.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements (Unaudited)
June 30, 2021

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of June 30, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements for the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of June 30, 2021 and December 31, 2020 and for the period from March 2, 2020 to June 30, 2020 and the three and six months ended June 30, 2021 include all of the Company’s accounts only.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after a year into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of June 30, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2021 and 2020, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2017-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. Other interest rates used globally could also be discontinued for similar reasons. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Terra Property Trust in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of

Notes to Unaudited Financial Statements

participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both June 30, 2021 and December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$225,672,723	$228,870,200	99.9%	$230,915,151	$235,357,977	100.0%

For the three months ended June 30, 2021 and 2020, the Company received approximately $3.4 million and $3.4 million of distributions from Terra JV, of which $3.4 million and $2.7 million were returns of capital, respectively. For the six months ended June 30, 2021 and 2020, the Company received approximately $6.4 million and $11.2 million of distributions from Terra JV and/or Terra Property Trust as applicable, of which $5.2 million and $9.3 million were returns of capital, respectively.

        As of both June 30, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2021	December 31, 2020
Carrying value of loans held for investment	$459,324,373	$422,280,515
Equity investment in a limited partnership, net	53,063,823	36,259,959
Real estate owned, net	71,306,713	73,178,939
Cash, cash equivalent and restricted cash	104,737,014	32,920,323
Other assets	41,823,769	23,837,445
Total assets	730,255,692	588,477,181
Term loan payable, unsecured notes payable, obligations under participation agreements, mortgage loan payable, revolving line of credit and secured borrowing	(376,650,188)	(239,132,654)
Accounts payable, accrued expenses and other liabilities	(47,233,160)	(35,769,686)
Lease intangible liabilities	(10,006,713)	(10,249,776)
Total liabilities	(433,890,061)	(285,152,116)
Stockholder’s equity	$296,365,631	$303,325,065

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$11,256,297	$12,064,629	$21,545,549	$24,142,200
Expenses	(13,010,781)	(10,562,322)	(23,147,156)	(21,750,371)
Net loss on extinguishment of obligations under participation agreements	—	—	—	(319,453)
Realized gains on marketable securities	—	1,076,213	—	1,085,107
Unrealized gains on marketable securities	248,874	67,522	234,266	67,522
Equity income from investment in a limited partnership	1,400,839	—	2,738,666	—
Net (loss) income	$(104,771)	$2,646,042	$1,371,325	$3,225,005

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

Notes to Unaudited Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$228,870,200	$228,870,200

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$235,357,977	$235,357,977

Notes to Unaudited Financial Statements

    Changes in Level 3 investment for the six months ended June 30, 2021 and 2020 were as follows:

	Equity Investment in Terra JV		Equity Investment in Terra Property Trust
	Six Months Ended June 30, 2021	Period from March 2, 2020 to June 30, 2020	Period from January 1, 2020 to March 1, 2020
Beginning balance	$235,357,977	$—	$247,263,245
Transfer of ownership interest in Terra Property Trust to Terra JV	—	244,006,890	(244,006,890)
Return of capital	(5,242,428)	(5,497,444)	(3,783,607)
Net change in unrealized (depreciation) appreciation on investment	(1,245,349)	423	527,252
Ending balance	$228,870,200	$238,509,869	$—
Net change in unrealized appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(1,245,349)	$423	$—

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and six months ended June 30, 2021 and 2020, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2021 and December 31, 2020 due to their short-term nature.

Valuation Process for Fair Value Measurement

    Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan. Valuation of Terra Property Trust’s investment in a 4.9 acre development parcel is based on the estimated selling price. The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	June 30, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$228,870,200	Discounted cash flow (1)(2)	Discount rate (1)(2)	4.00%	16.00%	11.19%

Notes to Unaudited Financial Statements

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$235,357,977	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.25%	20.05%	14.17%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with a cap rate of 5.25%. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel is based on the estimated selling price.

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

Dividend Income

    As discussed in Note 3, for the three months ended June 30, 2021 and 2020, the Company received approximately $3.4 million and $3.4 million of distributions from Terra JV, of which $3.4 million and $2.7 million were returns of capital, respectively. For the six months ended June 30, 2021 and 2020, the Company received approximately $6.4 million and $11.2 million of distributions from Terra JV and/or Terra Property Trust as applicable, of which $5.2 million and $9.3 million were returns of capital, respectively.

TPT2 Merger

    On February 28, 2020, Terra Property Trust entered into certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Terra Property Trust, Terra Property Trust 2, Inc. (“TPT2”) and Terra Fund 7, the sole stockholder of TPT2, pursuant to which TPT2 merged with and into Terra Property Trust, with Terra Property Trust continuing as the surviving corporation (the “TPT2 Merger”), effective March 1, 2020. In connection with the TPT2 Merger, each share of common stock, par value $0.01 per share, of TPT2 issued and outstanding immediately prior to the effective time of the TPT2 Merger was converted into the right to receive from Terra Property Trust a number of shares of common stock, par value $0.01 per share, of Terra Property Trust equal to an exchange ratio, which was 1.2031. The exchange ratio was based on the relative fair value of Terra Property Trust and TPT2 as of December 31, 2019 as adjusted to reflect changes in net working capital of each of Terra Property Trust and TPT2 during the period from January 1, 2020 through March 1, 2020, the effective time for the TPT2 Merger. For purposes of determining the respective fair values of Terra Property Trust and TPT2, the value of the loans (or participation interests therein) held by each of Terra Property Trust and TPT2 was the value of such loans (or participation interests) as set forth in the audited financial statements of Terra Property Trust as of and for the year ended December 31,

Notes to Unaudited Financial Statements

2019. As a result, Terra Fund 7 received 2,116,785.76 shares of common stock of Terra Property Trust as consideration in the TPT2 Merger and subsequently contributed these shares to Terra JV. The shares of Terra Property Trust common stock issued in connection with the TPT2 Merger were issued in a private placement in reliance on Section 4(a)(2) under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder.
Issuance of Common Stock to Terra Offshore REIT
    In addition, on March 2, 2020, Terra Property Trust entered into two separate contribution agreements, (i) by and among Terra Property Trust, Terra Offshore REIT and Terra Income Fund International, and (ii) by and among Terra Property Trust, Terra Offshore REIT and Terra Secured Income Fund 5 International, pursuant to which Terra Property Trust issued 2,457,684.59 shares of common stock of Terra Property Trust to Terra Offshore REIT in exchange for the settlement of $32.1 million of participation interests in loans also held by Terra Property Trust, $8.6 million in cash and other working capital (“Issuance of Common Stock to Terra Offshore REIT”). The shares of common stock were issued in a private placement in reliance on Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. On April 29, 2020, Terra Property Trust repurchased, at a purchase price $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019.

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

    As of June 30, 2021, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of June 30, 2021, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Notes to Unaudited Financial Statements

Note 6. Members’ Capital

    As of June 30, 2021 and December 31, 2020, the Company had 6,636.6 and 6,637.7 units outstanding, respectively. The net asset value per unit was $34,516 and $35,467 as of June 30, 2021 and December 31, 2020, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company made total distributions to non-managing members of $3.0 million and $3.0 million, respectively. For the six months ended June 30, 2021 and 2020, the Company made total distributions to non-managing members of $6.0 million and $10.5 million, respectively. For the three and six months ended June 30, 2021 and 2020, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2021 and December 31, 2020, no such reserve was established. For the three and six months ended June 30, 2021, the Company redeemed 1.1 units for $39,227. For the three and six months ended June 30, 2020, the Company did not redeem any units.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2021 and 2020. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

Notes to Unaudited Financial Statements

    The following summarizes the Company’s financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per unit operating performance:
Net asset value per unit, beginning of period	$35,467	$37,222
(Decrease) increase in members’ capital from operations (1):
Net investment income	137	242
Net change in unrealized (depreciation) appreciation on investment	(186)	80
Total (decrease) increase in members’ capital from operations	(49)	322
Distributions to members (2):
Capital distributions	(897)	(1,582)
Net decrease in members’ capital resulting from distributions	(897)	(1,582)
Capital share transactions:
Capital redemption	(5)	—
Net decrease in members’ capital resulting from capital share transactions	(5)	—
Net asset value per unit, end of period	$34,516	$35,962

Ratios to average net assets:
Expenses	0.20%	0.28%
Net investment income	0.77%	1.33%

IRR, beginning of period	5.82%	6.40%
IRR, end of period	5.46%	6.07%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,636 and 6,638 for the six months ended June 30, 2021 and 2020.
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

•the potential negative impacts the of the coronavirus (“COVID-19”) pandemic on the global economy and the impacts of COVID-19 on our financial condition, results of operations, liquidity and capital resources and business operations;

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

•liquidity transactions that may be available to us or our subsidiaries or affiliates in the future, including a liquidation of assets, a sale of our company or its subsidiaries or affiliates, or a strategic business combination, a listing of the shares of common stock of Terra Property Trust on a national securities exchange, or an adoption of a share repurchase plan, in each case, which may include the distribution of our common stock of Terra Property Trust indirectly owned by our company and certain other fund vehicles managed by Terra Capital Partners or its affiliates to the ultimate investors in these vehicles, and the timing of any such transactions;

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of June 30, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of June 30, 2021, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize value for our investors. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us, or our subsidiaries or affiliates, include a listing of our shares of common stock of Terra Property Trust on a national securities exchange, adoption of a share repurchase plan, a liquidation of assets, a sale of our company or its subsidiaries or affiliates or a strategic business combination, in each case, which may include the in-kind distribution of shares of common stock of Terra Property Trust indirectly owned by our company and certain other fund vehicles managed by Terra Capital Partners or its affiliates to the ultimate investors in these vehicles. We cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

Recent Developments

    The COVID-19 pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth as a result of vaccine distributions when compared to 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others.

    We believe, however, that compelling opportunities for us will emerge as a result of the economic disruption caused by the COVID-19 pandemic. While it has had a demonstrable effect on employment, the economy and the national psyche, the impact of the COVID-19 pandemic on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand for property. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders such as us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	7	12	19	6	19
Principal balance	$111,619,413	$349,648,476	$461,267,889	$140,180,715	$321,087,174
Amortized cost	111,699,524	347,624,849	459,324,373	140,866,170	318,458,203
Fair value	111,412,219	347,426,451	458,838,670	141,098,331	317,740,339
Weighted average coupon rate	13.44%	7.47%	8.92%	11.46%	7.81%
Weighted-average remaining term (years)	1.14	1.20	1.19	0.80	1.36

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.10% and 0.14% as of June 30, 2021 and December 31, 2020.
(2)As of June 30, 2021 and December 31, 2020, amounts included $184.3 million and $184.2 million of senior mortgages used as collateral for $107.0 million and $107.6 million of borrowings under a term loan, respectively. As of June 30, 2021, amounts also included $13.2 million of senior mortgages used as collateral for $9.2 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of June 30, 2021 and December 31, 2020, nine and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to its net loan portfolio, as of June 30, 2021 and December 31, 2020, Terra Property Trust owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $61.3 million and $62.9 million as of June 30, 2021 and December 31, 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $40.4 million and $44.0 million as of June 30, 2021 and December 31, 2020, respectively.

Additionally, as of June 30, 2021 and December 31, 2020, Terra Property Trust owned 71.1% and 90.3%, respectively, of equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of June 30, 2021 and December 31, 2020, the equity interest had a carrying value of $53.1 million and $36.3 million, respectively.

Portfolio Investment Activity

    For the three months ended June 30, 2021 and 2020, Terra Property Trust invested $13.8 million and $4.1 million in new and add-on investments and had $6.4 million and $10.9 million of repayments, resulting in net investments of $7.4 million and net repayments of $6.8 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

For the six months ended June 30, 2021 and 2020, Terra Property Trust invested $29.3 million and $16.8 million in new and add-on investments and had $31.3 million and $20.9 million of repayments, resulting in net repayments of $2.0 million and net investments of $4.2 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

    In June 2021, Terra Property Trust issued $85.1 million in aggregate principal amount of its 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by Terra Property Trust.

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

	June 30, 2021				December 31, 2020
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$223,492,644	$224,956,670	$224,591,414	50.0%	$209,660,270	$210,694,778	$210,517,299	47.9%
Preferred equity investments	77,599,715	77,826,103	74,228,199	16.5%	101,019,788	101,267,732	97,472,723	22.2%
Mezzanine loans	19,994,815	20,263,269	18,920,726	4.2%	23,946,549	24,287,203	23,686,933	5.4%
Allowance for loan losses	—	(4,587,839)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$321,087,174	318,458,203	317,740,339	70.7%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		7,655,154	8,000,914	1.8%		1,176,006	1,287,500	0.3%
Real estate owned		61,300,000	70,717,229	15.8%		63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		53,063,823	52,506,689	11.7%		36,385,339	35,678,585	8.1%
Total		$440,477,180	$448,965,171	100.0%		$433,457,639	$439,360,269	100.0%

	June 30, 2021				December 31, 2020
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$154,322,201	$154,934,527	$153,492,186	34.1%	$145,560,299	$146,010,011	$144,654,237	32.9%
Multifamily	80,045,747	80,665,972	80,966,880	18.0%	103,057,678	103,678,464	103,502,170	23.5%
Hotel - full/select service	47,112,521	47,544,871	46,285,288	10.3%	49,142,809	49,393,251	49,052,148	11.2%
Mixed use	16,567,853	16,567,853	13,817,239	3.1%	16,767,984	16,767,984	14,314,585	3.3%
Infill land	13,038,852	13,157,959	13,157,213	2.9%	5,847,837	5,901,575	5,864,339	1.3%
Industrial	7,000,000	7,000,000	6,973,264	1.6%	7,000,000	7,000,000	7,007,397	1.6%
Student housing	3,000,000	3,174,860	3,048,269	0.7%	3,000,000	3,204,375	2,988,110	0.7%
Hotel - extended stay	—	—	—	—%	4,250,000	4,294,053	4,293,969	1.0%
Allowance for loan losses	—	(4,587,839)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$321,087,174	318,458,203	317,740,339	70.7%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		7,655,154	8,000,914	1.8%		1,176,006	$1,287,500	0.3%
Real estate owned		61,300,000	70,717,229	15.8%		63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		53,063,823	52,506,689	11.7%		36,385,339	35,678,585	8.1%
Total		$440,477,180	$448,965,171	100.0%		$433,457,639	$439,360,269	100.0%

	June 30, 2021					December 31, 2020
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total		Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$118,591,437	$119,497,757	$119,833,358	26.6%		$143,454,602	$144,066,584	$143,989,756	32.9%
Georgia	75,167,030	75,556,746	74,829,627	16.6%		74,116,787	74,505,752	74,411,107	16.9%
New York	59,099,715	59,173,849	55,523,040	12.4%		56,058,669	56,139,234	52,378,785	11.9%
North Carolina	30,838,852	31,020,924	31,046,440	6.9%		28,647,837	28,802,869	28,734,218	6.5%
Washington	18,500,000	18,652,254	18,705,159	4.2%		18,500,000	18,643,699	18,634,464	4.2%
Massachusetts	7,000,000	7,000,000	6,973,264	1.6%		7,000,000	7,000,000	7,007,397	1.6%
Pennsylvania	5,000,000	5,042,987	5,042,987	1.1%
Texas	3,890,140	3,926,665	2,738,195	0.6%		3,848,712	3,887,200	3,533,118	0.8%
South Carolina	3,000,000	3,174,860	3,048,269	0.7%		3,000,000	3,204,375	2,988,110	0.7%
Allowance for loan losses	—	(4,587,839)	—	—%		—	(3,738,758)	—	—%
Total loan investments	$321,087,174	318,458,203	317,740,339	70.7%		$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		7,655,154	8,000,914	1.8%			1,176,006	1,287,500	0.3%
Real estate owned		61,300,000	70,717,229	15.8%			63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		53,063,823	52,506,689	11.7%			36,385,339	35,678,585	8.1%
Total		$440,477,180	$448,965,171	100.0%	1		$433,457,639	$439,360,269	100.0%

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

Credit Risk

    Credit risk represents the potential loss that Terra Property Trust would incur if the borrowers failed to perform pursuant to the terms of their obligations to Terra Property Trust. Terra Property Trust manages exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, Terra Property Trust employs an asset management approach and monitors the portfolio of loans through, at a minimum, quarterly financial review of property performance including net operating income, loan-to-value ratio, debt service coverage ratio, and the debt yield. Terra Property Trust also requires certain borrowers to establish a cash reserve, as a form of additional collateral, for the purpose of providing for future interest or property-related operating payments.

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

Results of Operations
    The following table presents the comparative results of our operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Investment income
Dividend income	$—	$681,685	$(681,685)	$1,126,895	$1,946,123	$(819,228)
Other operating income	13	34	(21)	33	178	(145)
Total investment income	13	681,719	(681,706)	1,126,928	1,946,301	(819,373)
Operating expenses
Professional fees	110,845	161,100	(50,255)	230,980	335,199	(104,219)
Other	1,355	1,295	60	1,740	2,744	(1,004)
Total operating expenses	112,200	162,395	(50,195)	232,720	337,943	(105,223)
Net investment (loss) income	(112,187)	519,324	(631,511)	894,208	1,608,358	(714,150)
Net change in unrealized (depreciation) appreciation on investment	(1,737,815)	2,813,973	(4,551,788)	(1,245,349)	527,675	(1,773,024)
Net (decrease) increase in members’ capital resulting from operations	$(1,850,002)	$3,333,297	$(5,183,299)	$(351,141)	$2,136,033	$(2,487,174)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both June 30, 2021 and December 31, 2020, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended June 30, 2021 and 2020, we received distributions of $3.4 million and $3.4 million, or $0.23 and $0.23 per share, from Terra Property Trust, of which none and $0.7 million was recorded as dividend income and $3.4 million and $2.7 million was recorded as return of capital, respectively. For the six months ended June 30, 2021 and 2020, we received distributions of $6.4 million and $11.2 million, or $0.43 and $0.76 per share, from Terra Property Trust, of which $1.1 million and $1.9 million was recorded as dividend income and $5.2 million and $9.3 million was recorded as return of capital, respectively.

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, Terra Property Trust’s net income decreased by $2.8 million and $1.9 million, respectively, primarily due a decrease in net interest income of $2.0 million and $3.1 million, respectively, resulting from a decrease in weighed average principal balance on net loans as well as a decrease in weighted average coupon rate on net loans, Terra Property Trust realized gains of $1.1 million and $1.1 million on sale of marketable securities in the prior year periods, respectively (there were no such gains recognized in the current year periods), and an increase in net operating loss on real estate property of $0.5 million and $0.8 million, respectively, resulting from the ground rent reset. These decreases in net income were partially offset by equity income from a limited partnership of $1.4 million and $2.7 million recognized in the current year periods, respectively (there was no such equity income in the prior year periods) and an increase in provision for loan losses of $0.4 million and a decrease in provision for loan losses of $0.5 million, respectively.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$425,407,786	8.5%	$403,107,647	9.3%
Obligations under participation agreements and secured borrowing	(112,631,277)	10.6%	(73,120,692)	10.9%
Repurchase agreement payable	—	—%	(94,768,307)	3.8%
Term loan payable	(106,775,203)	5.3%	—	—%
Revolving line of credit	(8,383,662)	4.0%	—	—%
Net loans (3)	$197,617,644	9.3%	$235,218,648	11.0%
Senior loans
Gross loans	264,362,137	6.5%	212,859,783	6.7%
Obligations under participation agreements and secured borrowing	(51,663,536)	8.5%	(27,807,684)	9.1%
Repurchase agreement payable	—	—%	(94,768,307)	3.8%
Term loan payable	(106,775,203)	5.3%	—	—%
Revolving line of credit	(8,383,662)	4.0%	—	—%
Net loans (3)	$97,539,736	7.0%	$90,283,792	9.1%
Subordinated loans (4)
Gross loans	161,045,649	12.0%	190,247,864	12.2%
Obligations under participation agreements	(60,967,741)	12.6%	(45,313,008)	12.0%
Net loans (3)	$100,077,908	11.6%	$144,934,856	12.2%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$417,362,153	8.5%	$395,636,304	9.4%
Obligations under participation agreements and secured borrowing	(100,798,932)	10.4%	(81,213,576)	11.5%
Repurchase agreement payable	—	—%	(94,617,024)	3.9%
Term loan payable	(107,441,217)	5.3%	—	—%
Revolving line of credit	(5,102,351)	4.0%
Net loans (3)	$204,019,653	9.4%	$219,805,704	11.0%
Senior loans
Gross loans	259,783,669	6.4%	201,392,405	6.7%
Obligations under participation agreements and secured borrowing	(48,600,589)	8.6%	(23,368,896)	9.7%
Repurchase agreement payable	—	—%	(94,617,024)	3.8%
Term loan payable	(107,441,217)	5.3%	—	—%
Revolving line of credit	(5,102,351)	4.0%	—	—%
Net loans (3)	$98,639,512	6.6%	$83,406,485	9.2%
Subordinated loans (4)
Gross loans	157,578,484	11.9%	194,243,899	12.2%
Obligations under participation agreements	(52,198,343)	12.2%	(57,844,680)	12.2%
Net loans (3)	$105,380,141	11.8%	$136,399,219	12.2%
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

    For the three and six months ended June 30, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Professional Fees

For both the three and six months ended June 30, 2021 as compared to the same periods in 2020, professional fees decreased by $0.1 million as a result of a decrease in the cost of compliance.

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

For the three and six months ended June 30, 2021, we recorded a decrease in unrealized appreciation on investment of $1.7 million and $1.2 million, respectively, as a result of the commissions and fees Terra Property Trust incurred in connection with the issuance of the unsecured notes payable, which reduced the carrying value of the notes. For the three and six months ended June 30, 2020, we recorded an increase in unrealized appreciation on investment of $2.8 million and $0.5 million, respectively, reflecting an increase in dividends classified as return of capital, which reduced the cost basis of our investment in Terra Property Trust and/or Terra JV, as applicable. As of June 30, 2020, the fair value of Terra Property Trust’s loans and debt was substantially at par.

Net (Decrease) Increase in Members’ Capital Resulting from Operations

    For the three months ended June 30, 2021, the net decrease in members’ capital resulting from operations was $1.9 million, compared to the net increase in members’ capital resulting from operations of $3.3 million for the same period in 2020. For the six months ended June 30, 2021 as compared to the same period in 2020, the net increase in members’ capital resulting from operations decreased by $2.5 million.

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

A total of $109.3 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $47.1 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $40.4 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

    On September 3, 2020, Terra Property Trust entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by Terra Property Trust and financed under the indenture and credit agreement. The floating rate loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of June 30, 2021, the amount outstanding under the indenture and credit agreement was $107.0 million.
    On March 12, 2021, Terra Property Trust entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. As of June 30, 2021, the Revolving Line of Credit had an outstanding balance of $9.2 million.

In June 2021, Terra Property Trust issued $85.1 million in aggregate principal amount of its 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by Terra Property Trust. Terra Property Trust expects to use the net proceeds from the notes issuance to make new investments as well as for general corporate purposes.

Cash Flows Provided by Operating Activities

2021 — For the six months ended June 30, 2021, cash flows provided by operating activities were $6.2 million, primarily due to $6.4 million of dividends received from Terra JV, of which $5.2 million was recorded as a return of capital.

2020 — For the six months ended June 30, 2020, cash flows provided by operating activities were $10.8 million, primarily due to $11.2 million of dividends received from Terra Property Trust, of which $9.3 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2021 — For the six months ended June 30, 2021, cash flows used in financing activities were $6.0 million primarily related to distributions paid to members.

2020 — For the six months ended June 30, 2020, cash flows used in financing activities was $10.5 million, primarily related to distributions paid to members.

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

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of our taxable income. We, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2021 and 2020, none of our income was subject to the NYC UBT.

    We did not have any uncertain tax positions that met the recognition or measurement criteria of Accounting Standards Codification 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the periods presented herein. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. For the three and six months ended June 30, 2021 and 2020, we did not incur any interest or penalties. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our 2015-2019 federal tax years remain subject to examination by the Internal Revenue Service.

Contractual Obligations of Terra Property Trust

    The following table provides a summary of Terra Property Trust’s contractual obligations at June 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$114,329,732	$109,329,732	$5,000,000	$—	$—
Secured borrowing — principal (1)	25,850,983	—	25,850,983	—	—
Mortgage loan payable — principal (2)	40,401,127	813,792	39,587,335	—	—
Term loan payable — principal (3)	107,016,023	—	58,654,490	48,361,533	—
Unsecured notes payable — principal (4)	85,125,000	—	—	85,125,000	—
Revolving Line of Credit payable — principal (5)	9,213,759	—	9,213,759	—	—
Interest on borrowings (6)	62,778,748	27,214,521	23,457,756	12,106,471	—
Unfunded lending commitments (7)	47,978,818	47,106,772	872,046	—	—
Ground lease commitment (8)	135,741,375	2,079,000	4,158,000	4,158,000	125,346,375
	$628,435,565	$186,543,817	$166,794,369	$149,751,004	$125,346,375
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
(2)Amount excludes unamortized origination and exit fees of $0.2 million.
(3)Amount excludes unamortized deferred financing costs of $2.1 million.
(4)Amount excludes unamortized debt insurance costs of $3.5 million.
(5)Amount excludes unamortized deferred financing costs of $0.5 million.
(6)Interest was calculated using the applicable annual variable interest rate and balance outstanding at June 30, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(7)Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of June 30, 2021, Terra Property Trust had seven of such loans with total funding commitments of $256.7 million, of which $208.7 million had been funded.
(8)Represents rental obligation under the ground lease, inclusive of imputed interest, for Terra Property Trust’s office building that it acquired through foreclosure.

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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Origination and extension fee expense (1)	$252,630	$250,601	$598,014	$688,218
Asset management fee	1,156,696	1,140,426	2,313,239	2,169,959
Asset servicing fee	276,990	253,316	550,197	487,524
Operating expenses reimbursed to Manager	2,007,069	1,694,875	3,349,827	3,062,064
Disposition fee (2)	63,700	220,424	314,688	295,944
Total	$3,757,085	$3,559,642	$7,125,965	$6,703,709
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
    As of June 30, 2021, Terra Property Trust had 11 investments with an aggregate principal balance of $270.1 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.8 million.

    Additionally, Terra Property Trust had $40.4 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; $107.0 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $184.3 million of first mortgages; and a revolving line of credit with an outstanding balance of $9.2 million that bears interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% collateralized by a first mortgage of $13.2 million. A decrease of 100 basis points in LIBOR had no impact on Terra Property Trust’s total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.1 million.

    At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2021 and 2020, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

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

Date: August 12, 2021

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