Form 10-Q
period 2021-09-30
Terra Secured Income Fund 5, LLC
filed 2021-11-12
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2021, the registrant had 6,636.6 units of limited liability company interests outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $222,693,061 and $230,915,151, respectively)	$224,815,674	$235,357,977
Cash and cash equivalents	222,751	225,214
Other assets	11,330	33,830
Total assets	$225,049,755	$235,617,021

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$155,692	$199,602
Total liabilities	155,692	199,602
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	224,894,063	235,417,419
Total members’ capital	224,894,063	235,417,419
Total liabilities and members’ capital	$225,049,755	$235,617,021
Net asset value per unit	$33,887	$35,467

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Dividend income	$—	$3,086,441	$1,126,895	$5,032,564
Other operating income	10	28	43	206
Total investment income	10	3,086,469	1,126,938	5,032,770
Operating expenses
Professional fees	119,508	114,547	350,488	449,746
Other	744	1,603	2,484	4,347
Total operating expenses	120,252	116,150	352,972	454,093
Net investment (loss) income	(120,242)	2,970,319	773,966	4,578,677
Net change in unrealized depreciation on investment	(1,074,864)	(1,751,564)	(2,320,213)	(1,223,889)
Net (decrease) increase in members’ capital resulting from operations	$(1,195,106)	$1,218,755	$(1,546,247)	$3,354,788
Per unit data:
Net investment (loss) income per unit	$(18)	$447	$119	$690
Net (decrease) increase in members’ capital resulting from operations per unit	$(180)	$184	$(229)	$505
Weighted average units outstanding	6,636	6,638	6,636	6,638

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	—	$235,417,419	$235,417,419
Capital distributions	—	(2,979,582)	(2,979,582)
Increase in members’ capital resulting from operations:
Net investment income	—	1,006,395	1,006,395
Net change in unrealized appreciation on investment	—	492,466	492,466
Net increase in members’ capital resulting from operations	—	1,498,861	1,498,861
Balance, March 31, 2021	—	233,936,698	233,936,698
Capital distributions	—	(2,979,254)	(2,979,254)
Capital redemptions	—	(39,227)	(39,227)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(112,187)	(112,187)
Net change in unrealized depreciation on investment	—	(1,737,815)	(1,737,815)
Net decrease in members’ capital resulting from operations	—	(1,850,002)	(1,850,002)
Balance, June 30, 2021	—	229,068,215	229,068,215
Capital distributions	—	(2,979,046)	(2,979,046)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(120,242)	(120,242)
Net change in unrealized depreciation on investment	—	(1,074,864)	(1,074,864)
Net decrease in members’ capital resulting from operations	—	(1,195,106)	(1,195,106)
Balance, September 30, 2021	$—	$224,894,063	$224,894,063

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	$—	$247,066,913	$247,066,913
Capital distributions	—	(7,467,271)	(7,467,271)
Decrease in members’ capital resulting from operations:
Net investment income	—	1,089,034	1,089,034
Net change in unrealized depreciation on investment	—	(2,286,298)	(2,286,298)
Net decrease in members’ capital resulting from operations	—	(1,197,264)	(1,197,264)
Balance, March 31, 2020	—	238,402,378	238,402,378
Capital distributions	—	(3,030,711)	(3,030,711)
Increase in members’ capital resulting from operations:
Net investment income	—	519,324	519,324
Net change in unrealized appreciation on investment	—	2,813,973	2,813,973
Net increase in members’ capital resulting from operations	—	3,333,297	3,333,297
Balance, June 30, 2020	—	238,704,964	238,704,964
Capital distributions		(2,996,598)	(2,996,598)
Increase in members’ capital resulting from operations:
Net investment income	—	2,970,319	2,970,319
Net change in unrealized depreciation on investment	—	(1,751,564)	(1,751,564)
Net increase in members’ capital resulting from operations	—	1,218,755	1,218,755
Balance, September 30, 2020	$—	$236,927,121	$236,927,121

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(1,546,247)	$3,354,788
Adjustments to reconcile net (decrease) increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	8,222,090	9,281,051
Net change in unrealized depreciation on investment	2,320,213	1,223,889

Changes in operating assets and liabilities:
Decrease in other assets	22,500	7,361
Decrease in accounts payable and accrued expenses	(43,910)	(102,270)
Decrease in due to related party	—	(38,000)
Net cash provided by operating activities	8,974,646	13,726,819

Cash flows from financing activities:
Distributions paid	(8,937,882)	(13,494,580)
Payment for capital redemptions	(39,227)	—
Net cash used in financing activities	(8,977,109)	(13,494,580)

Net (decrease) increase in cash and cash equivalents	(2,463)	232,239
Cash and cash equivalents at beginning of period	225,214	97,937
Cash and cash equivalents at end of period	$222,751	$330,176

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$—	$244,006,890

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
September 30, 2021 (unaudited) and December 31, 2020

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both September 30, 2021 and December 31, 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both September 30, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of September 30, 2021 and December 31, 2020:

		Percentage Interest	September 30, 2021			December 31, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$222,693,061	$224,815,674	100.0%	$230,915,151	$235,357,977	100.0%

As of both September 30, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both September 30, 2021 and December 31, 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at September 30, 2021:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,985,985	$5,344,279	2.4%
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,160,225	3,042,609	2,327,596	1.0%
								10,000,000	10,160,225	10,028,594	7,671,875	3.4%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2021 (unaudited) and December 31, 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2021 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Preferred equity investments:
370 Lex Part Deux, LLC (4)(5)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2022	$58,419,764	$58,429,227	$55,820,312	$42,702,539	19.0%
REEC Harlem Holdings Company, LLC (6)	US - NY	Mixed use	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,586,603	16,586,603	13,143,336	10,054,652	4.5%
RS JZ Driggs, LLC (4)(5)(7)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	14,038,270	14,166,228	14,167,727	10,838,311	4.8%
								89,044,637	89,182,058	83,131,375	63,595,502	28.3%
First mortgages:
14th & Alice Street Owner, LLC (4)(8)	US - CA	Multifamily	LIBOR + 5.75% (3.25% Floor)	9.0%	0.5%	3/5/2019	3/5/2022	38,871,218	39,110,871	39,046,656	29,870,692	13.3%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (9)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	2/10/2022	52,921,315	53,194,876	52,704,343	40,318,822	17.8%
330 Tryon DE LLC (9)	US - NC	Office	LIBOR + 3.85% (2.51% Floor)	6.4%	0.5%	2/7/2019	3/1/2022	22,800,000	22,908,606	22,929,185	17,540,827	7.8%
606 Fayetteville LLC and 401 E, Lakewood LLC (10)	US - NC	Land	9.0%	9.0%	1.0%	8/16/2021	8/1/2023	16,770,042	16,865,626	16,910,927	12,936,859	5.8%
870 Santa Cruz, LLC (10)	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	14,743,638	14,812,462	14,868,662	11,374,526	5.1%
AGRE DCP Palm Springs, LLC (9)(11)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,381	43,644,017	43,469,020	33,253,800	14.8%
Austin H. I. Borrower LLC (12)	US- TX	Hotel - full/ select service	LIBOR + 7.5% (0.25% Floor)	7.8%	1.0%	9/21/2021	10/1/2024	13,625,000	13,721,970	13,732,720	10,505,531	4.7%
BW Property Owner LLC and BW 2 Property Owner LLC (4)(5)(8)	US - PA	Land	15.0%	15.0%	1.0%	5/14/2021	6/1/2022	52,000,000	52,464,277	52,464,278	40,135,173	17.7%
D-G Acquisition #6, LLC and D-G Quimisa, LLC (10)	US - CA	Land	LIBOR + 7% (0.25% Floor)	7.3%	0.5%	7/21/2021	7/21/2023	8,355,853	8,379,936	8,428,907	6,448,114	2.9%
NB Factory TIC 1, LLC	US - UT	Student housing	LIBOR + 5% (0.25% Floor)	5.3%	3.3%	8/16/2021	3/5/2023	28,000,000	28,308,646	28,840,315	22,062,841	9.8%
Patrick Henry Recovery Acquisition, LLC (9)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,040,664	18,049,598	13,807,942	6.1%
The Lux Washington, LLC (10)	US - WA	Land	LIBOR + 7% (0.75% floor)	7.8%	1.0%	7/22/2021	1/22/2024	2,369,756	2,185,954	2,389,495	1,827,964	0.8%
University Park Berkeley, LLC (9)(13)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	25,815,378	25,988,619	25,934,955	19,840,241	8.8%
Windy Hill PV Five CM, LLC (14)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	45,550,347	45,813,408	45,468,676	34,783,537	15.6%
								383,044,928	385,439,932	385,237,737	294,706,869	131.0%
Total gross loans held for investment								482,089,565	484,782,215	478,397,706	365,974,246	162.7%
Obligations under participation agreements and secured borrowing (4)(5)(8)(14)								(137,044,114)	(137,715,664)	(136,450,315)	(104,384,491)	(46.4)%
Allowance for loan losses								—	(4,319,563)	—	—	—%
Net loans held for investment								$345,045,451	$342,746,988	$341,947,391	$261,589,755	116.3%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2021 (unaudited) and December 31, 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2021 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (15)	7/30/2018	$57,321,799	$32,164,575	$25,157,224	$19,245,276	8.6%
Land in Conshohocken, PA (16)	1/9/2019	13,395,430	—	13,395,430	10,247,504	4.6%
		$70,717,229	$32,164,575	$38,552,654	$29,492,780	13.2%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (18):
Common and preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.5%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,297,500	$992,588	0.4%
Blackstone Mortgage Trust, Inc. - Class A common shares	7.7%	3/11/2021	N/A	53,910	1,677,732	1,634,550	1,250,431	0.6%
Starwood Property Trust, Inc. - Common Shares	7.6%	3/11/2021	N/A	61,688	1,495,688	1,505,805	1,151,941	0.5%

Total marketable securities					$4,349,426	$4,437,855	$3,394,960	1.5%
__________________________
(1)Because there is no readily available market for these investments, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.
(2)Amount represents the Company’s portion, or 76.5%, of the fair value or net investment value.
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $224.9 million at September 30, 2021.
(4)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in Terra Property Trust’s consolidated balance sheets.
(5)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, an affiliate of our sponsor and Terra Property Trust’s manager.
(6)For the three and nine months ended September 30, 2021, Terra Property Trust suspended interest income accrual of $0.6 million and $1.7 million on this loan, respectively, because recovery of such income was doubtful.
(7)This loan is in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset. For both the three and nine months ended September 30, 2021, Terra Property Trust suspended interest income accrual of $0.4 million on this loan because recovery of such income was doubtful.
(8)Terra Property Trust sold a portion of its interest in this loan pursuant to a participation agreement to a third-party.

(9)These loans were used as collateral for $93.6 million of borrowings under a term loan payable.
(10)These loans were used as collateral for $25.3 million of borrowings under a revolving line of credit.
(11)In March 2021, Terra Property Trust amended the loan agreement to change the spread on the interest rate to 5.0%, increased the exit fee to 1.5% and extended the maturity to January 1, 2024. Additionally, under the loan amendment, the borrower made a partial repayment of $2.6 million.
(12)In September 2021, Terra Property Trust refinanced a previously-defaulted mezzanine loan with a new first mortgage. This refinancing was accounted for as a troubled debt restructuring and Terra Property Trust recognized a loss of $0.3 million on the restructuring.
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
(16)Terra Property Trust acquired the collateral for this loan pursuant to a deed in lieu of foreclosure. The land is currently vacant.
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
September 30, 2021 (unaudited) and December 31, 2020

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
September 30, 2021 (unaudited) and December 31, 2020

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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2021 (unaudited) and December 31, 2020

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
(4)This loan is currently past due. Terra Property Trust is evaluating the options of recovering the principal amount, including foreclosing on the collateral.
(5)In May 2020, Terra Property Trust entered into a forbearance agreement with the borrower to allow for more time to make the interest payment.
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
(9)This loan is in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset.
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
September 30, 2021

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of September 30, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

    The Company’s amended and restated operating agreement provides that the Company’s existence will continue until December 31, 2023, unless sooner terminated. However, the Company expects that prior to such date it will consummate a liquidity transaction, which could occur as early as 2022 and may include an orderly liquidation of its assets or an alternative liquidity event such as a strategic business combination, a sale of the Company or an initial public offering and listing of Terra Property Trust’s shares of common stock on a national securities exchange. The Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of the Company’s members.

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

Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements for the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of September 30, 2021 and December 31, 2020 and for the period from March 2, 2020 to September 30, 2020 and the three and nine months ended September 30, 2021 include all of the Company’s accounts only.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after a year into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced over the past year. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of September 30, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Notes to Unaudited Financial Statements

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2021 and 2020, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2018-2020 federal tax years remain subject to examination by the Internal Revenue Service.

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

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both September 30, 2021 and December 31, 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

Notes to Unaudited Financial Statements

The following tables present a summary of the Company’s investment at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$222,693,061	$224,815,674	100.0%	$230,915,151	$235,357,977	100.0%

For the three months ended September 30, 2021 and 2020, the Company received approximately $3.0 million and $3.1 million of distributions from Terra JV, of which $3.0 million and $0.0 million were returns of capital, respectively. For the nine months ended September 30, 2021 and 2020, the Company received approximately $9.3 million and $14.3 million of distributions from Terra JV and/or Terra Property Trust as applicable, of which $8.2 million and $9.3 million were returns of capital, respectively.

        As of both September 30, 2021 and December 31, 2020, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2021	December 31, 2020
Carrying value of loans held for investment	$480,462,652	$422,280,515
Equity investment in a limited partnership, net	49,909,985	36,259,959
Real estate owned, net	70,370,599	73,178,939
Cash, cash equivalent and restricted cash	66,118,332	32,920,323
Other assets	47,392,592	23,837,445
Total assets	714,254,160	588,477,181
Term loan payable, unsecured notes payable, obligations under participation agreements, mortgage loan payable, revolving line of credit and secured borrowing	(368,189,495)	(239,132,654)
Accounts payable, accrued expenses and other liabilities	(44,439,110)	(35,769,686)
Lease intangible liabilities	(9,885,182)	(10,249,776)
Total liabilities	(422,513,787)	(285,152,116)
Stockholder’s equity	$291,740,373	$303,325,065

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$12,646,118	$13,062,418	$34,191,667	$37,204,618
Expenses	(14,445,811)	(10,955,816)	(37,592,967)	(32,706,187)
Net loss on extinguishment of obligations under participation agreements	—	—	—	(319,453)
Realized gains on marketable securities	22,428	75,055	22,428	1,160,162
Unrealized (losses) gains on marketable securities	(257,329)	(38,527)	(23,063)	28,995
Equity income from investment in a limited partnership	1,824,825	—	4,563,491	—
Realized loss on loan repayments	(517,989)	—	(517,989)	—
Net (loss) income	$(727,758)	$2,143,130	$643,567	$5,368,135

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

Notes to Unaudited Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$224,815,674	$224,815,674

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$235,357,977	$235,357,977

Notes to Unaudited Financial Statements

    Changes in Level 3 investment for the nine months ended September 30, 2021 and 2020 were as follows:

	Equity Investment in Terra JV		Equity Investment in Terra Property Trust
	Nine Months Ended September 30, 2021	Period from March 2, 2020 to September 30, 2020	Period from January 1, 2020 to March 1, 2020
Beginning balance	$235,357,977	$—	$247,263,245
Transfer of ownership interest in Terra Property Trust to Terra JV	—	244,006,890	(244,006,890)
Return of capital	(8,222,090)	(5,497,444)	(3,783,607)
Net change in unrealized (depreciation) appreciation on investment	(2,320,213)	(1,751,141)	527,252
Ending balance	$224,815,674	$236,758,305	$—
Net change in unrealized depreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(2,320,213)	$(1,751,141)	$—

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three and nine months ended September 30, 2021 and 2020, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2021 and December 31, 2020 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	September 30, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$224,815,674	Discounted cash flow (1)(2)	Discount rate (1)(2)	4.00%	15.19%	12.16%

Notes to Unaudited Financial Statements

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$235,357,977	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.25%	20.05%	14.17%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with a cap rate of 5.25% and 5.77% as of September 30, 2021 and December 31, 2020, respectively. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel is based on the estimated selling price.

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

Dividend Income

    As discussed in Note 3, for the three months ended September 30, 2021 and 2020, the Company received approximately $3.0 million and $3.1 million of distributions from Terra JV, of which $3.0 million and $0.0 million were returns of capital, respectively. For the nine months ended September 30, 2021 and 2020, the Company received approximately $9.3 million and $14.3 million of distributions from Terra JV and/or Terra Property Trust as applicable, of which $8.2 million and $9.3 million were returns of capital, respectively.

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

    As of September 30, 2021, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of September 30, 2021, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Notes to Unaudited Financial Statements

Note 6. Members’ Capital

    As of September 30, 2021 and December 31, 2020, the Company had 6,636.6 and 6,637.7 units outstanding, respectively. The net asset value per unit was $33,887 and $35,467 as of September 30, 2021 and December 31, 2020, respectively.

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

For the three months ended September 30, 2021 and 2020, the Company made total distributions to non-managing members of $3.0 million and $3.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company made total distributions to non-managing members of $8.9 million and $13.5 million, respectively. For the three and nine months ended September 30, 2021 and 2020, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2021 and December 31, 2020, no such reserve was established. For the three and nine months ended September 30, 2021, the Company redeemed 1.1 units for $39,227. For the three and nine months ended September 30, 2020, the Company did not redeem any units.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2021 and 2020. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

Notes to Unaudited Financial Statements

    The following summarizes the Company’s financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per unit operating performance:
Net asset value per unit, beginning of period	$35,467	$37,222
(Decrease) increase in members’ capital from operations (1):
Net investment income	119	690
Net change in unrealized depreciation on investment	(348)	(185)
Total (decrease) increase in members’ capital from operations	(229)	505
Distributions to members (2):
Capital distributions	(1,346)	(2,033)
Net decrease in members’ capital resulting from distributions	(1,346)	(2,033)
Capital share transactions:
Capital redemption	(5)	—
Net decrease in members’ capital resulting from capital share transactions	(5)	—
Net asset value per unit, end of period	$33,887	$35,694

Ratios to average net assets:
Expenses	0.20%	0.25%
Net investment income	0.45%	2.54%

IRR, beginning of period	5.82%	6.40%
IRR, end of period	5.24%	5.93%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,636 and 6,638 for the nine months ended September 30, 2021 and 2020.
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

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our exemption from registration as an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), and Terra Property Trust to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•the degree and nature of our competition.

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of September 30, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of September 30, 2021, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	5	14	19	5	19
Principal balance	$92,808,312	$389,281,253	$482,089,565	$137,044,114	$345,045,451
Amortized cost	93,656,356	386,806,296	480,462,652	137,715,664	342,746,988
Fair value	93,571,526	384,826,180	478,397,706	136,450,315	341,947,391
Weighted average coupon rate	12.94%	7.44%	8.50%	11.26%	7.40%
Weighted-average remaining term (years)	1.23	1.12	1.14	0.59	1.36

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.08% and 0.14% as of September 30, 2021 and December 31, 2020.
(2)As of September 30, 2021 and December 31, 2020, amounts included $162.8 million and $184.2 million of senior mortgages used as collateral for $93.6 million and $107.6 million of borrowings under a term loan, respectively. As of September 30, 2021, amounts also included $42.2 million of senior mortgages used as collateral for $25.3 million of borrowings under a revolving line of credit. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%.
(3)As of both September 30, 2021 and December 31, 2020, twelve of these loans are subject to a LIBOR floor.

    In addition to its net loan portfolio, as of September 30, 2021 and December 31, 2020, Terra Property Trust owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $60.5 million and $62.9 million as of September 30, 2021 and December 31, 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $32.2 million and $44.0 million as of September 30, 2021 and December 31, 2020, respectively.

Additionally, as of September 30, 2021 and December 31, 2020, Terra Property Trust owned 71.1% and 90.3%, respectively, of equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of September 30, 2021 and December 31, 2020, the equity interest had a carrying value of $49.9 million and $36.3 million, respectively.

Portfolio Investment Activity

    For the three months ended September 30, 2021 and 2020, Terra Property Trust invested $56.5 million and $14.9 million in new and add-on investments and had $37.7 million and $13.2 million of repayments, resulting in net investments of $18.8 million and $1.7 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

For the nine months ended September 30, 2021 and 2020, Terra Property Trust invested $85.9 million and $31.7 million in new and add-on investments and had $69.0 million and $34.2 million of repayments, resulting in net investments of $16.9 million and net repayments of $2.5 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	September 30, 2021				December 31, 2020
Loan Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$273,470,072	$275,257,534	$275,411,629	59.0%	$209,660,270	$210,694,778	$210,517,299	47.9%
Preferred equity investments	61,575,379	61,648,792	56,507,168	12.0%	101,019,788	101,267,732	97,472,723	22.2%
Mezzanine loans	10,000,000	10,160,225	10,028,594	2.2%	23,946,549	24,287,203	23,686,933	5.4%
Allowance for loan losses	—	(4,319,563)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$345,045,451	342,746,988	341,947,391	73.2%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		4,349,426	4,437,855	1.0%		1,176,006	1,287,500	0.3%
Real estate owned		60,485,417	70,717,229	15.2%		63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		49,909,985	49,257,741	10.6%		36,385,339	35,678,585	8.1%
Total		$457,491,816	$466,360,216	100.0%		$433,457,639	$439,360,269	100.0%

	September 30, 2021				December 31, 2020
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$160,510,265	$161,226,887	$159,134,519	34.0%	$145,560,299	$146,010,011	$144,654,237	32.9%
Hotel - full/select service	56,847,381	57,365,987	57,201,740	12.3%	49,142,809	49,393,251	49,052,148	11.2%
Multifamily	40,605,551	40,942,045	40,824,916	8.8%	103,057,678	103,678,464	103,502,170	23.5%
Infill land	32,495,651	32,476,158	32,773,971	7.0%	5,847,837	5,901,575	5,864,339	1.3%
Student housing	31,000,000	31,468,871	31,882,924	6.8%	3,000,000	3,204,375	2,988,110	0.7%
Mixed use	16,586,603	16,586,603	13,143,336	2.8%	16,767,984	16,767,984	14,314,585	3.3%
Industrial	7,000,000	7,000,000	6,985,985	1.5%	7,000,000	7,000,000	7,007,397	1.6%
Hotel - extended stay	—	—	—	—%	4,250,000	4,294,053	4,293,969	1.0%
Allowance for loan losses	—	(4,319,563)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$345,045,451	342,746,988	341,947,391	73.2%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		4,349,426	4,437,855	1.0%		1,176,006	$1,287,500	0.3%
Real estate owned		60,485,417	70,717,229	15.2%		63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		49,909,985	49,257,741	10.6%		36,385,339	35,678,585	8.1%
Total		$457,491,816	$466,360,216	100.0%		$433,457,639	$439,360,269	100.0%

	September 30, 2021					December 31, 2020
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total		Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$131,983,959	$133,027,214	$132,860,002	28.4%		$143,454,602	$144,066,584	$143,989,756	32.9%
New York	61,575,379	61,648,792	56,507,168	12.1%		56,058,669	56,139,234	52,378,785	11.9%
Georgia	52,921,315	53,194,876	52,704,343	11.3%		74,116,787	74,505,752	74,411,107	16.9%
North Carolina	39,570,042	39,774,232	39,840,112	8.5%		28,647,837	28,802,869	28,734,218	6.5%
Utah	28,000,000	28,308,646	28,840,315	6.2%		—	—	—	—%
Texas	13,625,000	13,721,970	13,732,720	2.9%		3,848,712	3,887,200	3,533,118	0.8%
Washington	2,369,756	2,185,954	2,389,495	0.5%		18,500,000	18,643,699	18,634,464	4.2%
Massachusetts	7,000,000	7,000,000	6,985,985	1.5%		7,000,000	7,000,000	7,007,397	1.6%
Pennsylvania	5,000,000	5,044,642	5,044,642	1.1%		—	—	—	—%
South Carolina	3,000,000	3,160,225	3,042,609	0.7%		3,000,000	3,204,375	2,988,110	0.7%
Allowance for loan losses	—	(4,319,563)	—	—%		—	(3,738,758)	—	—%
Total loan investments	$345,045,451	342,746,988	341,947,391	73.2%		$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		4,349,426	4,437,855	1.0%			1,176,006	1,287,500	0.3%
Real estate owned		60,485,417	70,717,229	15.2%			63,385,339	70,717,229	16.1%
Equity investment in a limited partnership		49,909,985	49,257,741	10.6%			36,385,339	35,678,585	8.1%
Total		$457,491,816	$466,360,216	100.0%	1		$433,457,639	$439,360,269	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Investment income
Dividend income	$—	$3,086,441	$(3,086,441)	$1,126,895	$5,032,564	$(3,905,669)
Other operating income	10	28	(18)	43	206	(163)
Total investment income	10	3,086,469	(3,086,459)	1,126,938	5,032,770	(3,905,832)
Operating expenses
Professional fees	119,508	114,547	4,961	350,488	449,746	(99,258)
Other	744	1,603	(859)	2,484	4,347	(1,863)
Total operating expenses	120,252	116,150	4,102	352,972	454,093	(101,121)
Net investment (loss) income	(120,242)	2,970,319	(3,090,561)	773,966	4,578,677	(3,804,711)
Net change in unrealized depreciation on investment	(1,074,864)	(1,751,564)	676,700	(2,320,213)	(1,223,889)	(1,096,324)
Net (decrease) increase in members’ capital resulting from operations	$(1,195,106)	$1,218,755	$(2,413,861)	$(1,546,247)	$3,354,788	$(4,901,035)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both September 30, 2021 and December 31, 2020, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended September 30, 2021 and 2020, we received distributions of $3.0 million and $3.1 million, or $0.20 and $0.20 per share, from Terra Property Trust, of which none and $3.1 million was recorded as dividend income and $3.0 million and none was recorded as return of capital, respectively. For the nine months ended September 30, 2021 and 2020, we received distributions of $9.3 million and $14.3 million, or $0.63 and $0.96 per share, from Terra Property Trust, of which $1.1 million and $5.0 million was recorded as dividend income and $8.2 million and $9.3 million was recorded as return of capital, respectively.

For the three months ended September 30, 2021, Terra Property Trust recognized a net loss of $0.7 million, compared to a net income of $2.1 million recognized in the same period in the prior year, primarily due to due a decrease in net interest income of $3.3 million resulting from a decrease in weighed average principal balance on net loans as well as a decrease in weighted average coupon rate on net loans, an increase in provision for loan losses of $0.7 million and a net loss of $0.5 million recognized on the repayment of two previous defaulted loans at a discount in the current year period (there was no such loss in the prior year period), partially offset by equity income from a limited partnership of $1.8 million recognized in the current year period (there was no such equity income in the prior year period).

For the nine months ended September 30, 2021 as compared to the same period in 2020, Terra Property Trust’s net income decreased by $4.7 million, primarily due a decrease in net interest income of $6.4 million, resulting from a decrease in weighed average principal balance on net loans as well as a decrease in weighted average coupon rate on net loans, a decrease in realized gains of $1.1 million on sale of marketable securities, an increase in net operating loss on real estate property of $0.9 million resulting from the ground rent reset, and a net loss of $0.5 million recognized on the repayment of two previous defaulted loans at a discount in the current year period (there was no such loss in the prior year period), partially offset by equity income from a limited partnership of $4.6 million recognized in the current year period (there was no such equity income in the prior year periods.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.
     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$472,048,987	8.6%	$422,999,516	9.1%
Obligations under participation agreements and secured borrowing	(135,954,081)	11.4%	(81,547,833)	10.7%
Repurchase agreement payable	—	—%	(68,952,665)	3.9%
Term loan payable	(105,432,234)	5.3%	(31,997,627)	5.3%
Revolving line of credit	(14,284,331)	4.0%	—	—%
Net loans (3)	$216,378,341	8.8%	$240,501,391	10.5%
Senior loans
Gross loans	274,103,005	6.5%	238,098,881	6.7%
Obligations under participation agreements and secured borrowing	(58,354,524)	8.5%	(34,709,039)	9.0%
Repurchase agreement payable	—	—%	(68,952,665)	3.9%
Term loan payable	(105,432,234)	5.3%	(31,997,627)	5.3%
Revolving line of credit	(14,284,331)	4.0%	—	—%
Net loans (3)	$96,031,916	7.1%	$102,439,550	8.3%
Subordinated loans (4)
Gross loans	197,945,982	11.5%	184,900,635	12.2%
Obligations under participation agreements	(77,599,557)	13.6%	(46,838,794)	12.0%
Net loans (3)	$120,346,425	10.2%	$138,061,841	12.2%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$437,583,339	8.5%	$404,720,953	9.2%
Obligations under participation agreements and secured borrowing	(113,149,622)	10.9%	(81,325,808)	11.1%
Repurchase agreement payable	—	—%	(85,999,794)	3.9%
Term loan payable	(106,764,197)	5.3%	(10,743,729)	5.3%
Revolving line of credit	(8,196,644)	4.0%
Net loans (3)	$209,472,876	9.0%	$226,651,622	10.8%
Senior loans
Gross loans	265,609,382	6.5%	213,614,208	6.7%
Obligations under participation agreements and secured borrowing	(52,106,914)	8.5%	(27,176,535)	9.3%
Repurchase agreement payable	—	—%	(85,999,794)	3.9%
Term loan payable	(106,764,197)	5.3%	(10,743,729)	5.3%
Revolving line of credit	(8,196,644)	4.0%	—	—%
Net loans (3)	$98,541,627	6.8%	$89,694,150	12.5%
Subordinated loans (4)
Gross loans	171,973,957	11.6%	191,106,745	12.2%
Obligations under participation agreements	(61,042,708)	12.9%	(54,149,273)	12.1%
Net loans (3)	$110,931,249	10.9%	$136,957,472	12.2%
______________
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

    For the three and nine months ended September 30, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Professional Fees

For the three months ended September 30, 2021 as compared to the same period in 2020, professional fees were substantially the same. For the nine months ended September 30, 2021 as compared to the same period in 2020, professional fees decreased by $0.1 million as a result of a decrease in the cost of compliance.

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

For the three and nine months ended September 30, 2021, we recorded an increase in unrealized depreciation on investment of $1.1 million and $2.3 million, respectively, as a result of the commissions and fees Terra Property Trust incurred in connection with the issuance of the unsecured notes payable, which reduced the carrying value of the notes, as well as an increase in the trading price of the unsecured notes payable. For the three and nine months ended September 30, 2020, we recorded a n increase in unrealized depreciation on investment of $1.8 million and $1.2 million, respectively, primarily due to widening credit spreads partially offset by decreases in underlying index rates as a result of the macro-economic conditions impacted by the COVID-19 outbreak.

Net (Decrease) Increase in Members’ Capital Resulting from Operations

    For the three and nine months ended September 30, 2021, we recorded a net decrease in members’ capital resulting from operations of $1.2 million and $1.5 million, respectively, compared to a net increase in members’ capital resulting from operations of $1.2 million and $3.4 million recorded in the same periods in the 2020.

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

A total of $105.6 million of Terra Property Trust’s obligations under participation agreements and $31.5 million of secured borrowing will mature in the next twelve months and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $60.0 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $32.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

    On September 3, 2020, Terra Property Trust entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by Terra Property Trust and financed under the indenture and credit agreement. The floating rate loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and matures on March 14, 2025. As of September 30, 2021, the amount outstanding under the indenture and credit agreement was $93.6 million.
    On March 12, 2021, Terra Property Trust entered into a Business Loan and Security Agreement (the “Revolving Line of Credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the Revolving Line of Credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The Revolving Line of Credit matures on March 12, 2023 with an annual 12-month extension available at the Company’s option, which are subject to certain conditions. As of September 30, 2021, the Revolving Line of Credit had an outstanding balance of $25.3 million.

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

Cash Flows Provided by Operating Activities

2021 — For the nine months ended September 30, 2021, cash flows provided by operating activities were $9.0 million, primarily due to $9.3 million of dividends received from Terra JV, of which $8.2 million was recorded as a return of capital.

2020 — For the nine months ended September 30, 2020, cash flows provided by operating activities were $13.7 million, primarily due to $14.3 million of dividends received from Terra Property Trust, of which $9.3 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2021 — For the nine months ended September 30, 2021, cash flows used in financing activities were $9.0 million primarily related to distributions paid to members.

2020 — For the nine months ended September 30, 2020, cash flows used in financing activities was $13.5 million, primarily related to distributions paid to members.

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

Contractual Obligations of Terra Property Trust

    The following table provides a summary of Terra Property Trust’s contractual obligations at September 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligations under participation agreements — principal (1)	$105,566,232	$105,566,232	$—	$—	$—
Secured borrowing — principal (1)	31,477,882	31,477,882	—	—	—
Mortgage loan payable — principal (2)	32,164,575	32,164,575	—	—	—
Term loan payable — principal (3)	93,595,027	—	44,795,218	48,799,809	—
Unsecured notes payable — principal (4)	85,125,000	—	—	85,125,000	—
Revolving Line of Credit payable — principal (5)	25,299,713	—	25,299,713	—	—
Interest on borrowings (6)	53,578,703	23,197,066	20,270,912	10,110,725	—
Unfunded lending commitments (7)	80,682,850	59,979,762	18,800,458	1,902,630	—
Ground lease commitment (8)	135,221,625	2,079,000	4,158,000	4,158,000	124,826,625
	$642,711,607	$254,464,517	$113,324,301	$150,096,164	$124,826,625
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
(3)Amount excludes unamortized deferred financing costs of $2.0 million.
(4)Amount excludes unamortized debt insurance costs of $3.4 million.
(5)Amount excludes unamortized deferred financing costs of $0.5 million.
(6)Interest was calculated using the applicable annual variable interest rate and balance outstanding at September 30, 2021. Amount represents interest expense through maturity plus exit fee as applicable.
(7)Certain of Terra Property Trust’s loans provide for a commitment to fund the borrower at a future date. As of September 30, 2021, Terra Property Trust had nine of such loans with total funding commitments of $305.4 million, of which $224.7 million had been funded.
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

The following table presents a summary of fees paid and costs reimbursed to the predecessor to Terra REIT Advisors and Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Origination and extension fee expense (1)	$975,598	$285,205	$1,573,612	$973,423
Asset management fee	1,420,119	1,151,166	3,733,358	3,321,125
Asset servicing fee	311,127	258,860	861,324	746,384
Operating expenses reimbursed to Manager	1,528,223	1,719,767	4,878,050	4,781,831
Disposition fee (2)	342,508	95,889	657,196	391,833
Total	$4,577,575	$3,510,887	$11,703,540	$10,214,596
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
    As of September 30, 2021, Terra Property Trust had 14 investments with an aggregate principal balance of $326.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 11 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $1.3 million.

    Additionally, Terra Property Trust had $32.2 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; $93.6 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $162.8 million of first mortgages; and a revolving line of credit with an outstanding balance of $25.3 million that bears interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% collateralized by a first mortgage of $42.2 million. A decrease of 100 basis points in LIBOR had no impact on Terra Property Trust’s total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.2 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2021 and 2020, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
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

Date: November 12, 2021

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