Form 10-K
period 2021-12-31
Terra Secured Income Fund 5, LLC
filed 2022-03-11
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 11, 2022, the registrant had 6,636.6 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
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

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners, LLC;
•
•“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, an subsidiary of Terra Capital Advisors;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC, or “Terra Fund 4”); “Fund 5 International” refers to Terra Secured Income Fund 5 International; “Terra Fund 6” refers to Terra Income Fund 6, Inc.; “Terra International” refers to Terra Income Fund International; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., formerly a subsidiary of Terra Fund 7; “RESOF” refers to Mavik Real Estate Special Opportunities Fund, L.P. (formerly known as Terra Real Estate Credit Opportunities Fund, L.P.); “RESOF REIT” refers to Mavik Real Estate Special Opportunities Fund REIT, LLC (formerly known as Terra Real Estate Credit Opportunities Fund REIT, LLC), a subsidiary of RESOF;

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; the REIT Manager; Terra Capital Partners; Terra Property Trust, Terra Fund 6, Terra Fund 7, Fund 5 International, Terra International, Terra Offshore REIT and RESOF; or any of their affiliates;

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 pandemic), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.

Risks Related to Our Business

•Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, the value of our assets and returns to our investors.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•Terra Property Trust’s investments are selected by our Manager or its affiliates and our unitholders will not have input into investment decisions.
•If our Manager or its affiliates underestimates the borrower’s credit analysis or originates loans by using an exception to their loan underwriting guidelines, we may experience losses.
•Changes in interest rates could adversely affect the demand for our target loans, the value of our loans, commercial mortgage-backed securities (“CMBS”), and other real-estate debt or equity assets and the availability and yield on our targeted assets.
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
•Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which may hinder their ability to achieve our objectives or result in loss of Terra Property Trust’s qualification as a REIT.

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

Risks Related to Owning Our Units

•Units issued by us that you hold are not freely transferrable; thus, investors may not be able to liquidate their investment.
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
v

PART I
Item 1. Business.

Overview

    We are a real estate credit focused company that originates, structures, funds and manages commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States, which we collectively refer to as our targeted assets. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans in this size range are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments, and conduct substantially all of our real estate lending business, through Terra Property Trust, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our investment objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our investment objectives.

    On January 1, 2016, the Terra Funds merged with and into our subsidiaries through a series of separate mergers (collectively, the “Merger”). Following the Merger, we contributed the consolidated portfolio of net assets of the Terra Funds to Terra Property Trust in exchange for all of its common shares. We elected to engage in these transactions, which we refer to as the “REIT formation transactions,” to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2021, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Each of the loans was originated by Terra Capital Partners or its affiliates. The portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2021, the portfolio including underlying properties located in 21 markets, across 9 states and includes diverse property types such as offices, multifamily housing, hotels, student housing, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. The loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

    Our sole member and managing member is Terra Fund Advisors, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Terra Property Trust’s investment activities are externally managed by Terra REIT Advisors, a private investment firm affiliated with us, pursuant to a management agreement dated February 8, 2018 (the “Management Agreement”). Under the terms of the Management Agreement, the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services.

    We believe that compelling opportunities for us will emerge as a result of the economic downturn caused by the ongoing COVID-19 pandemic. While the COVID-19 pandemic has had a demonstrable effect on employment, the economy and the public’s morale, its impact on property values has yet to be fully realized because property values are the result of slow moving forces, including consumer behavior, supply and demand for space, availability and pricing of mortgage financing and investor demand. As these factors become clear and commercial real estate is repriced accordingly, we believe there will be abundant opportunities available to experienced alternative lenders like us to provide financing for property acquisition, refinancing, development and redevelopment on attractive terms that reflect the new realities of the economy.

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

Our Manager and Terra Capital Partners

    Our sole member and managing member is our Manager. The external manager of Terra Property Trust is the REIT Manager. Both our Manager and the REIT Manager are registered as investment advisers under the Advisers Act.

On April 1, 2021, MAVIK Capital Management, LP (“Mavik”), an entity controlled by Vikram S. Uppal, our Chief Executive Officer, completed a series of related transactions that resulted in all of the outstanding interests in Terra Capital Partners being acquired by Mavik for a combination of cash and interests in Mavik (the “Recapitalization”). As part of the Recapitalization, a private fund managed by a division of a publicly-traded alternative asset manager, acquired a passive interest consisting of “non-voting securities,” as that term is defined under the 1940 Act, in Mavik.

    Terra Capital Partners is led by Vikram S. Uppal (Chief Executive Officer), Gregory M. Pinkus (Chief Financial Officer) and Daniel Cooperman (Chief Originations Officer). Mr. Uppal was a Partner of Axar Capital Management L.P. (“Axar Capital Management”) and its Head of Real Estate. Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group’s Credit and Real Estate Funds and Co-Head of North American Real Estate Investments at Mount Kellett Capital Management. Members of the Terra Capital Partners management team have broad based, long-term relationships with major financial institutions, property owners and commercial real estate service providers. The entire senior management team has held leadership roles at many top international real estate and investment banking firms, including Mount Kellett Capital Management and Fortress Investment Group.

The REIT Manager is a subsidiary, and our Manager is an affiliate, of Terra Capital Partners, a real estate credit focused investment manager based in New York City with a 19-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2021 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 5.5 million square feet of industrial properties, 5,058 hotel rooms and 27,925 apartment units. The value of the properties underlying this capital was approximately $10.6 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables our Manager to effectively operate property underlying a financing upon a foreclosure.

Our Investment Objective and Strategy

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

•target on middle market loans of approximately $10 million to $50 million;

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

Our Financing Strategy

    We have historically utilized only limited amounts of borrowings as part of our financing strategy. One of the reasons we completed the REIT formation transactions, as described under “— Overview,” is to expand our financing options, access to capital and capital flexibility in order to position us for future growth. We deploy moderate amounts of leverage as part of our operating strategy, which currently consists of unsecured notes payable, borrowings under first mortgage financings, a revolving line of credit, repurchase agreements and a term loan. We may in the future also deploy leverage through other credit facilities and senior notes and we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. In addition, we intend to match our use of floating rate leverage with floating rate investments.

    As of December 31, 2021, Terra Property Trust had outstanding indebtedness, consisting of borrowings under a mortgage loan of $32.0 million, unsecured notes payable of $85.1 million, the term loan of $93.8 million, a line of credit of $38.6 million and the repurchase agreement of $44.6 million. As of December 31, 2021, the amount remaining available under the line of credit and the repurchase agreement was $36.4 million and $150.4 million, respectively.

    Additionally, as of December 31, 2021, Terra Property Trust had obligations under participation agreements and secured borrowing with an aggregate outstanding principal amount of $76.6 million. However, Terra Property Trust does not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With its larger size and enhanced access to capital and capital flexibility, Terra Property Trust expects to deemphasize its use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K.

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

Mezzanine Loans.  These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with Terra Property Trust’s qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2021, Terra Property Trust owned three mezzanine loans with a total net principal amount of $17.4 million, which constituted 4.3% of its net loan investment portfolio.

Preferred Equity Investments.  These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2021, Terra Property Trust owned three preferred equity investments with a total net principal amount of $63.4 million, which constituted 15.7% of its net loan investment portfolio.

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

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2021, Terra Property Trust owned 14 first mortgage loans with a total net principal amount of $310.9 million, which constituted 77.0% of its net loan investment portfolio. As of December 31, 2021, Terra Property Trust used $163.1 million of senior mortgage loans as collateral for $93.8 million of borrowings under a term loan; $60.1 million of senior mortgage loans as collateral for $38.6 million of borrowings under a revolving line of credit and $67.4 million of senior mortgage loans as collateral for $44.6 million of borrowings under a repurchase agreement.

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

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2021, Terra Property Trust did not own any B-notes.

Equity Participations.  In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2021, Terra Property Trust did not own any equity participations.

Other Real Estate-Related Investments.  We may, through Terra Property Trust, invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2021, Terra Property Trust owned 50.0% equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. Additionally, Terra Property Trust owned equity interests in two joint ventures that invest in real estate properties. Terra Property Trust also owned a credit facility that is collateralized by underlying commercial real estate assets. The equity interests had a total carrying value of $69.7 million and the credit facility had a net principal balance of $11.8 million as of December 31, 2021.

Operating Real Estate

    From time to time, Terra Property Trust may acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, Terra Property Trust acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, Terra Property Trust acquired a 4.9 acre development parcel through deed in lieu of foreclosure. As of December 31, 2021, the office building and the development parcel had a carrying value of $56.1 million, and the mortgage loan payable encumbering the office building had a principal amount of $32.0 million.

Investment Guidelines

    Terra Property Trust’s board of directors adopted investment guidelines, which may be amended from time to time, that set forth certain criteria for the REIT Manager to use when evaluating specific investment opportunities as well as its overall portfolio composition. Terra Property Trust’s board of directors will review the REIT Manager’s compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of its quarterly results by its board of directors.

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

Disposition Policies

    The period Terra Property Trust holds its investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. Our Manager or its affiliates have developed a well-defined exit strategy for each of Terra Property Trust’s investments. Our Manager or its affiliates continually perform a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return to Terra Property Trust’s stockholders. Economic and market conditions may influence Terra Property Trust to hold investments for longer or shorter periods of time. Terra Property Trust may sell an asset before the end of the expected holding period if it believes that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. Terra Property Trust intends to make any such dispositions in a manner consistent with its qualification as a REIT and its desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

    Terra Property Trust elected to be taxed as a REIT under the Internal Revenue Code commencing with its taxable year ended December 31, 2016. We believe that Terra Property Trust has been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that its manner of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, Terra Property Trust must meet on a continuing basis, through its organization and actual investment and operating results, various requirements under the Internal Revenue Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of shares of its stock. If Terra Property Trust fails to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it failed to qualify as a REIT. Even if Terra Property Trust qualifies for taxation as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property. In addition, subject to maintaining Terra Property Trust’s qualification as a REIT, a portion of its business may be conducted through, and a portion of its income may be earned with respect to, its taxable REIT subsidiaries (“TRSs”), should it decides to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by Terra Property Trust generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by Terra Property Trust from its TRSs, should it form a TRS in the future.

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

Emerging Growth Company Status

    We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and unitholder approval of any golden parachute payments not previously approved. A number of these exemptions are not relevant to us, but we intend to take advantage of the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Term and Liquidity

    Our amended and restated operating agreement provides that our existence will continue until December 31, 2023, unless sooner terminated. However, we expect that prior to such date we will consummate a liquidity transaction, which could occur as early as this year and may include an orderly liquidation of our assets or an alternative liquidity event such as a strategic business combination, a sale of our company or an initial public offering and listing of Terra Property Trust’s shares of common stock on a national securities exchange. The Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of our members.

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

    In the face of this competition, we expect to have access to our Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help us assess origination and acquisition risks and determine appropriate pricing for potential assets. The more conservative underwriting standards used by many large commercial banks and traditional providers of commercial real estate capital following the 2008 downturn has, and we believe, will continue to constrain the lending capacity of these institutions. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors — New entrants in the market for commercial loan originations and acquisitions could adversely impact our ability to originate and acquire real estate-related loans at attractive risk-adjusted returns” in this annual report on Form 10–K.

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with the federal, state and local laws described above has not had a material, adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

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

Item 1A. Risk Factors.

    Investing in our units involves a high degree of risk. Investors should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. In that case, the value of our units could decline, and members may lose some or all of their investment. Some statements in this section constitute forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Business

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.

We are subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; inflation; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, including events such as the United Kingdom’s exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

A portion of the real estate-related loans and other assets we originate or acquire may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less value than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and cash flows.

Terra Property Trust’s investments are selected by our Manager or its affiliates and our unitholders will not have input into investment decisions.

    Pursuant to the terms of the Management Agreement, the REIT Manager is responsible for, among other services, managing the investment and reinvestment of Terra Property Trust’s assets, subject to the oversight and supervision of the board of directors of Terra Property Trust. Our unitholders will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in our units, as we may make investments with which you may not agree. Our Manager or its affiliates intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager or its affiliates to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on our results of operations, financial condition and cash flows. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager or its affiliates will uncover all relevant facts or that any particular investment will be successful.

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

Our Manager or its affiliates values our real estate-related loans based on an initial credit analysis and the investment’s expected risk-adjusted return relative to other comparable investment opportunities available to us, taking into account estimated future losses on the loans, and the estimated impact of these losses on expected future cash flows. The loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager or its affiliates underestimates the losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

    Further, from time to time and in the ordinary course of business, our Manager or its affiliates may make exceptions to our predetermined loan underwriting guidelines. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Deficiencies in appraisal quality in the mortgage loan origination process may result in increased principal loss severity.

During the loan underwriting process, appraisals are generally obtained on the collateral underlying each prospective loan. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the loans, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Our Manager or its affiliates utilizes analytical models and data in connection with the valuation of our real estate-related loans and other commercial real estate assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

As part of the risk management process our Manager or its affiliates uses detailed proprietary models, including loan level non-performing loan models, to evaluate collateral liquidation timelines and price changes by region, along with the impact of different loss mitigation plans. Additionally, our Manager or its affiliates uses information, models and data supplied by third parties. Models and data are used to value potential targeted assets. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager or its affiliates may be induced to buy certain targeted assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. If any of the aforementioned occur, such event could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and our financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income, which may have a material adverse effect on our results of operations, financial condition and cash flows.

The expected discontinuance of regarding the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.

In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”) announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. Such announcement indicates that market participants cannot rely on LIBOR being published after June 30, 2023.

The Alternative Reference Rates Committee, a group of private-market participant convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR.

Certain of Terra Property Trust’s indebtedness, including the term loan, the repurchase agreement, the mortgage loan payable and its credit facility, as well as certain of its floating rate loan assets, are, and other future financings may be, linked to LIBOR. We are not able to predict when LIBOR will cease to be available; however, we expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among Terra Property Trust’s assets and its financing arrangements may result in interest rate mismatches between its assets and the borrowings used to fund such assets and accordingly impact the Company’s investment.

Potential changes, or uncertainty related to such potential changes, may also adversely affect the market for LIBOR-based loans, including our portfolio of LIBOR-indexed, floating-rate loans, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based loans, including the value of the LIBOR-indexed, floating-rate loans in Terra Property Trust’s portfolio, or the cost of its borrowings. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

We cannot assure you that the competitive pressures we may face will not have a material adverse effect on our results of operations, financial condition and cash flows. Also, as a result of this competition, desirable investments in our targeted assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our results of operations, financial condition and cash flows. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

Terra Property Trust’s loans are concentrated in California, New York, Georgia, North Carolina and Utah representing approximately 46.4%, 15.7%, 13.2%, 11.0% and 6.9% of its net loan portfolio as of December 31, 2021, respectively. Additionally, Terra Property Trust owns a multi-tenant office building in California. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, Terra Property Trust’s loans are concentrated in office, multifamily and hotel property types representing approximately 41.1%, 18.1% and 14.1% of its net loan portfolio as of December 31, 2021, respectively. As a result, a downturn in any particular industry in which Terra Property Trust are heavily invested may significantly impact the aggregate returns it realizes. If an industry in which Terra Property Trust is heavily invested suffers from adverse business or economic conditions

(as a result of the COVID-19 pandemic or otherwise), a material portion of its investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

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

To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security may result in defaults on a number of our assets within a short time period, which may reduce our net income, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

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

If in fact the land is not developed, the borrower may not be able to refinance the loan and, therefore, may not be able to make the balloon payment when due. If a borrower defaults and we foreclose on the collateral, we may not be able to sell the collateral for the amount owed to us by the borrower. In calculating our loan-to-value ratios for the purpose of determining maximum borrowing capacity, we use the estimated value of the property at the time of completion of the project, which increases the risk that, if we foreclose on the collateral before it is fully developed, we may not be able to sell the collateral for the amount owed to us by the borrower, which in turn may have an adverse effect on our results of operations, financial condition and cash flows.

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

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to such loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is fully satisfied. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our investments in B-notes are generally subject to losses. The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

As part of our whole loan origination platform, we may retain from whole loans we originate or acquire, subordinate interests referred to as B-notes. B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note owners after payment to the A-note owners. In addition, our rights to control the process following a borrower default may be subject to the rights of A-note owners whose interests may not be aligned with ours. B-notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-note investment. Significant losses related to our B-notes would result in operating losses for us, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Some of these systems are located at our facility and some are maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such systems failures or interruptions continue for a prolonged period of time, there could be a material and adverse impact on our results of operations, financial condition and cash flows.

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

Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could have an adverse effect on our results of operations, financial condition and cash flows.

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

Various bankruptcy legislation has been proposed that, among other provisions, could allow judges to modify the terms of residential mortgages in bankruptcy proceedings, could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage loan origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even where we were not the originator of the loan. We do not know what impact this type of legislation, which has been primarily, if not entirely, focused on residential mortgage originations, would have on the commercial loan market. We are unable to predict whether U.S. federal, state or local authorities, or other pertinent bodies, will enact legislation, laws, rules, regulations, handbooks, guidelines or similar provisions that will affect our business or require changes in our practices in the future, and any such changes could have a material adverse effect on our results of operations, financial condition and cash flows.

Failure to obtain or maintain required approvals and/or state licenses necessary to operate our mortgage-related activities may adversely impact our investment strategy.

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we may be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material adverse effect on our results of operation, financial condition and cash flows.

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

The Biden Administration, along with the Democratic Congress, is likely to focus in the short-term on additional stimulus measures to address the economic impact of the ongoing COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress are likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance (“ESG”) matters, consumer financial protection and infrastructure.

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

    Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act and any legislative and/or regulatory actions under a Biden Administration and Democratic Congress, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our business. In addition, failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Changes in accounting rules, interpretations or our assumptions could also undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our financial information.

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

In addition, certain of the properties underlying our loans may be located in areas that are more susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to the properties. If we or our borrowers experience a loss, due to such natural disasters or other relevant factors, that is uninsured or that exceeds policy limits, we could incur significant costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Although we monitor the portfolio of Terra Property Trust and its subsidiaries periodically and prior to each acquisition and disposition, Terra Property Trust or its subsidiaries may not be able to maintain an exclusion from registration as an investment company. If Terra Property Trust or its subsidiaries were required to register as an investment company, but failed to do so, Terra Property Trust or its subsidiaries failing to so qualify would be prohibited from engaging in their business, and legal proceedings could be instituted against Terra Property Trust or any of its subsidiaries failing to so qualify. In addition, the contracts of Terra Property Trust or any of its subsidiaries failing to so qualify may be unenforceable, and a court could appoint a receiver to take control of Terra Property Trust or any of its subsidiaries failing to so qualify and liquidate their business, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We have no employees and do not intend to have employees in the future. We rely entirely on the management team and employees of our Manger and its affiliates for our day-to-day operations, and our Manager and its affiliates have significant discretion as to the implementation of our operating policies and strategies. Our success depends substantially on the efforts and abilities of the directors and officers of our Manager and its affiliates, including Messrs. Uppal, Pinkus and Cooperman and our REIT Manager’s debt finance professionals. The loss of any of such individuals could have a material adverse effect on our results of operations, financial condition and cash flows.

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

    Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Property Trust, Terra Fund 6 and RESOF. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. Should our Manager or its affiliates, or the members of our Manager’s or its affiliates’ management teams, devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

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

    Because the fees that Terra Property Trust will pay to the REIT Manager and its affiliates are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that Terra Property Trust will be required to pay these entities. In addition, because key employees of the REIT Manager and its affiliates are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to the REIT Manager and its affiliates reduce funds available for payment of distributions to us and principal and interest payments on Terra Property Trust’s outstanding indebtedness. Because we cannot predict the amount of fees due to these parties, we cannot predict how precisely such fees will impact such payments.

If our Manager or its affiliates causes us to enter into a transaction with an affiliate, our Manager or its affiliates may face conflicts of interest that would not exist if such transaction had been negotiated at arm’s-length with an independent party.

    Our Manager and its affiliates may face conflicts of interests if we enter into transactions with an affiliate. In these circumstances, the persons who serve as the management team of our Manager or its affiliates may have a fiduciary responsibility to both us and the affiliate. Transactions between us and our Manager’s affiliates, including entities managed by our Manager or its affiliates, will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. This conflict of interest may cause our Manager or its affiliates to sacrifice our best interests in favor of its affiliate or the entity it or its affiliates manage, thereby causing us to enter into a transaction that is not in our best interest and that may negatively impact our results of operations, financial condition and cash flows.

Our Manager and its affiliates have limited prior experience operating a REIT and therefore may have difficulty in successfully and profitably operating our business or complying with regulatory requirements, including REIT provisions of the Internal Revenue Code, which may hinder their ability to achieve our objectives or result in loss of Terra Property Trust’s qualification as a REIT.

    Prior to the completion of the REIT formation transactions, our Manager and its affiliates had no experience operating a REIT or complying with regulatory requirements, including the REIT provisions of the Internal Revenue Code. The REIT rules and regulations are highly technical and complex, and the failure to comply with the income, asset, and other limitations imposed by these rules and regulations could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have limited experience operating a business in compliance with the numerous technical restrictions and limitations set forth in the Internal Revenue Code or the 1940 Act applicable to REITs. We cannot assure you that our Manager, its affiliates or our management team will perform on our behalf as they have in their previous endeavors. The inexperience of our Manager and its affiliates described above may hinder its ability to achieve our objectives or result in loss of Terra Property Trust’s qualification as a REIT, or payment of taxes and penalties. As a result, we cannot assure you that we have been able to or will continue to be able to successfully operate as a REIT, execute our business strategies or comply with regulatory requirements applicable to REITs.

Risks Related to Financing and Hedging

Terra Property Trust’s board of directors may change Terra Property Trust’s leverage policy, and/or investment strategy and guidelines, asset allocation and financing strategy, without the consent of its common stockholders.

    We currently have outstanding indebtedness and expect to deploy moderate amounts of additional leverage as part of our operating strategy. Our governing documents contain no limit on the amount of debt we may incur, and, subject to compliance with financial covenants under Terra Property Trust’s borrowings, including under its term loan, the unsecured notes, the repurchase agreement and revolving credit facility, we may significantly increase the amount of leverage we utilize at any time without approval of our unitholders or Terra Property Trust’s stockholders. Depending on market conditions, additional borrowings may include credit facilities, senior notes, repurchase agreements, additional first mortgage loans and securitizations. In addition, we may divide the loans we originate into senior and junior tranches and dispose of the more senior tranches as an additional means of providing financing to our business. To the extent that we use leverage to finance our assets, we would expect to have a larger portfolio of loan assets, but our financing costs relating to our borrowings will reduce cash available for distributions to our unitholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy such obligations.

    Our Manager is authorized to follow broad investment guidelines that have been approved by Terra Property Trust’s board of directors. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our unitholders or Terra Property Trust’s stockholders. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could have a material adverse effect on our results of operations, financial condition and cash flows.

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

    The inability to consummate securitizations of our portfolio to finance our real estate-related loans on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

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

    The remedies available to a purchaser of loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance (“UPB”). Significant repurchase activity could have a material adverse effect on our results of operations, financial condition and cash flows.

Covenants in Terra Property Trust’s debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.

Terra Property Trust’s debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. These restrictive covenants and operating restrictions could have a material adverse effect on its operating results, cause Terra Property Trust to lose its REIT status, restrict its ability to finance or securitize new originations and acquisitions, force us to liquidate collateral and negatively affect its financial condition and its ability to pay dividends. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default, including a cross-default, and acceleration of certain of Terra Property Trust indebtedness. Accelerating repayment and terminating the agreements will require immediate repayment by Terra Property

Trust of the borrowed funds, which may require Terra Property Trust to liquidate assets at a disadvantageous time, causing it to incur further losses and adversely affecting its results of operations and financial condition, which may impair its ability to make principal and interest payments on its debt obligations. Any failure to make payments when due or upon acceleration could result in the foreclosure upon our assets by the lenders.

Our inability to access funding could have a material adverse effect on our results of operations, financial condition and cash flows. We may rely on short-term financing and thus are especially exposed to changes in the availability of financing.

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

    The dislocations in the mortgage sector in the financial crisis that began in 2007 have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may have a material adverse effect on our results of operations, financial condition and cash flows.

    As our financings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which would reduce our net income and, in turn, have a material adverse effect on our results of operations, financial condition and cash flows.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

    Subject to maintaining Terra Property Trust’s qualification as a REIT, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other early termination event). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges, and these economic losses will be reflected in our results of operations. We may also be required to provide margin to our counterparties to collateralize our obligations under hedging agreements. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could have a material adverse effect on our results of operations, financial condition and cash flows.

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

    Examples of the alternative liquidity transactions that may be available to us include a liquidation of assets, a sale of our company or its subsidiaries or affiliates, or a strategic business combination, a listing of the shares of common stock of Terra Property Trust on a national securities exchange, or an adoption of a share repurchase plan, in each case, which may include the distribution of our common stock of Terra Property Trust indirectly owned by our company and certain other fund vehicles managed by Terra Capital Partners or its affiliates to the ultimate investors in these vehicles. If we complete an alternative liquidity transaction that involves Terra Property Trust becoming a publicly traded company through an initial public offering or listing of Terra Property Trust’s shares on an exchange, you will subject to the following additional risks:

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

General Risk Factors

The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a global pandemic. The ongoing COVID-19 pandemic has severely disrupted global economic activity and financial markets, which could worsen. The global impact of the outbreak has continued to rapidly evolve and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results.

As a result of a significant portion of Terra Property Trust’s investments being in preferred equity of entities that own, mezzanine loans and first mortgages secured by office, multifamily and hospitality properties located in the United States, the ongoing COVID-19 pandemic will impact Terra Property Trust’s investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the first mortgages, mezzanine loans or preferred equity in which Terra Property Trust invests may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the COVID-19 pandemic may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect Terra Property Trust’s investments and operating results.

The world-wide economic downturn resulting from the COVID-19 pandemic could negatively impact our investments and operations, as well as our ability to make distributions to our unitholders. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the future rate of occurrence or mutation of COVID-19, continuation of or changes in governmental responses to the ongoing COVID-19 pandemic, and the effectiveness of responsive actions taken in the United States and other countries to contain and manage the disease. Although the U.S. Food and Drug Administration has approved certain therapies and three vaccines for emergency use and distribution to certain groups of individuals as of the date of this report, the rollout of vaccine distribution has encountered significant delays, and there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered. In addition, the level of resistance that new strains of COVID-19 have to the existing vaccines, if any, and the overall percentage of the population able and willing to receive the vaccination, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our performance, financial condition, results of operations and cash flows. Any other pandemics or similar events in the future could also similarly have a material adverse effect on our investments and operations, as well as our ability to make distributions to our unitholders.

Future recessions, downturns, disruptions or instability could have a materially adverse effect on our results of operations, financial condition and cash flows.

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

Deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets, which in turn may have a material adverse effect on our results of operations, financial condition and cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our units. As of March 11, 2022, we had 6,636.6 units outstanding held by a total of approximately 3,186 investors. As of March 11, 2022, there were no outstanding options, warrants to purchase our units or securities convertible into our units.

    We currently expect that comparable cash dividends will continue to be paid in the future. However, these dividends will be made at the discretion of our Manager and will depend upon, among other things, our actual results of operations and liquidity.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this annual report on Form 10-K.

Overview

    We are a real estate credit focused company that originates, structures, funds and manages commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. Our loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. We focus on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties primarily in primary and secondary markets. We believe loans in this size range are subject to less competition, offer higher risk adjusted returns than larger loans with similar risk metrics and facilitate portfolio diversification. We were formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. We make substantially all of our investments, and conduct substantially all of our real estate lending business, through Terra Property Trust, which has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Our investment objectives are to (i) preserve our members’ capital contributions, (ii) realize income from our investments and (iii) make monthly distributions to our members from cash generated from investments. There can be no assurances that we will be successful in meeting our investment objectives.

    On January 1, 2016, Terra Fund 1, Terra Fund 2, Terra Fund 3 and Terra Fund 4 merged with and into our subsidiaries through a series of separate mergers. Following the Merger, we contributed the consolidated portfolio of our net assets and the net assets of the Terra Funds to Terra Property Trust in exchange for all of the shares of common stock of Terra Property Trust. We elected to engage in the REIT formation transactions to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company, and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2021, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Recent Developments

    The COVID-19 pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth as a result of vaccine distributions when compared to 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased COVID-19 cases. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations. The extent to which the COVID-19 pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the COVID-19 pandemic, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of December 31, 2021 and 2020:

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66

	December 31, 2020
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	14	20	8	20
Principal balance	$56,335,792	$367,838,966	$424,174,758	$89,548,151	$334,626,607
Amortized cost	56,464,310	365,816,205	422,280,515	89,769,560	332,510,955
Fair value	56,284,334	363,122,860	419,407,194	87,730,239	331,676,955
Weighted average coupon rate	12.17%	7.95%	8.51%	10.16%	8.07%
Weighted-average remaining term (years)	1.78	1.44	1.48	1.08	1.59
_______________
(1)These loans pay a coupon rate of LIBOR plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.10% and 0.14% as of December 31, 2021 and 2020.
(2)As of December 31, 2021 and 2020, amounts included $163.1 million and $184.2 million of senior mortgages used as collateral for $93.8 million and $107.6 million of borrowings under a term loan, respectively. As of December 31, 2021, amounts also included $60.1 million of senior mortgages used as collateral for $38.6 million of borrowings under a revolving line of credit and $67.4 million of senior mortgages used as collateral for $44.6 million of borrowings under a repurchase agreement. Borrowings under the term loan bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.00%. Borrowings under the revolving line of credit bear interest at a minimum rate of 4.0%. Borrowings under the repurchase agreement bears interest at an annual rate of LIBOR plus an applicable spread which ranges from 1.60% to 1.85%.
(3)As of both December 31, 2021 and 2020, thirteen and twelve of these loans, respectively, are subject to a LIBOR floor.

    In addition to its net loan portfolio, as of December 31, 2021 and 2020, Terra Property Trust owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $56.1 million and $62.9 million as of December 31, 2021 and 2020, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $32.0 million and $44.0 million as of December 31, 2021 and 2020.

Additionally, as of December 31, 2021 and 2020, Terra Property Trust owned 50.0% and 90.3%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2021, we purchased equity interests in two joint ventures. As of December 31, 2021 and 2020, these equity interests had total carrying value of $69.7 million and $36.3 million, respectively.

Portfolio Investment Activity

    For the years ended December 31, 2021 and 2020, Terra Property Trust invested $117.3 million and $48.2 million in new and add-on investments and had $85.1 million and $31.3 million of repayments, resulting in net investments of $32.5 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreement and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	December 31, 2021				December 31, 2020
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$310,933,350	$313,515,326	$312,735,452	58.3%	$209,660,270	$210,694,778	$210,517,299	47.9%
Preferred equity investments	63,441,546	63,515,633	49,187,299	9.2%	101,019,788	101,267,732	97,472,723	22.2%
Mezzanine loans	17,444,357	17,622,804	17,518,902	3.3%	23,946,549	24,287,203	23,686,933	5.4%
Credit facility	11,762,500	11,859,876	11,859,877	2.2%	—	—	—	—%
Allowance for loan losses	—	(13,658,481)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$403,581,753	392,855,158	391,301,530	73.0%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		1,176,006	1,310,000	0.2%		1,176,006	1,287,500	0.3%
Real estate owned		56,067,129	75,043,111	14.0%		63,385,339	70,717,229	16.1%
Equity investment in unconsolidated Investments		69,713,793	68,898,535	12.8%		36,385,339	35,678,585	8.1%
Total		$519,812,086	$536,553,176	100.0%		$433,457,639	$439,360,269	100.0%

	December 31, 2021				December 31, 2020
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$166,071,342	$166,836,320	$163,723,036	30.6%	$145,560,299	$146,010,011	$144,654,237	32.9%
Multifamily	72,999,417	73,955,240	74,017,225	13.9%	103,057,678	103,678,464	103,502,170	23.5%
Hotel - full/select service	56,847,381	57,395,682	57,565,411	10.7%	49,142,809	49,393,251	49,052,148	11.2%
Student housing	31,000,000	31,565,670	31,911,158	5.9%	3,000,000	3,204,375	2,988,110	0.7%
Infill land	28,960,455	28,923,827	29,173,344	5.4%	5,847,837	5,901,575	5,864,339	1.3%
Mixed use	28,940,658	28,977,024	16,069,378	3.0%	16,767,984	16,767,984	14,314,585	3.3%
Industrial	18,762,500	18,859,876	18,841,978	3.5%	7,000,000	7,000,000	7,007,397	1.6%
Hotel - extended stay	—	—	—	—%	4,250,000	4,294,053	4,293,969	1.0%
Allowance for loan losses	—	(13,658,481)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$403,581,753	392,855,158	391,301,530	73.0%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		1,176,006	1,310,000	0.2%		1,176,006	$1,287,500	0.3%
Real estate owned		56,067,129	75,043,111	14.0%		63,385,339	70,717,229	16.1%
Equity investment in unconsolidated Investments		69,713,793	68,898,535	12.8%		36,385,339	35,678,585	8.1%
Total		$519,812,086	$536,553,176	100.0%		$433,457,639	$439,360,269	100.0%

	December 31, 2021				December 31, 2020
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$187,209,547	$189,082,380	$189,447,577	35.3%	$143,454,602	$144,066,584	$143,989,756	32.9%
New York	63,441,546	63,515,633	49,187,299	9.1%	56,058,669	56,139,234	52,378,785	11.9%
Georgia	53,289,288	53,536,884	52,031,363	9.7%	74,116,787	74,505,752	74,411,107	16.9%
North Carolina	44,492,971	44,704,699	44,453,133	8.3%	28,647,837	28,802,869	28,734,218	6.5%
Utah	28,000,000	28,420,056	28,851,547	5.4%	—	—	—	—%
Texas	13,625,000	13,725,690	13,735,569	2.6%	3,848,712	3,887,200	3,533,118	0.8%
Massachusetts	7,000,000	7,000,000	6,982,101	1.3%	7,000,000	7,000,000	7,007,397	1.6%
Washington	3,523,401	3,382,683	3,553,330	0.7%	18,500,000	18,643,699	18,634,464	4.2%
South Carolina	3,000,000	3,145,614	3,059,611	0.6%	3,000,000	3,204,375	2,988,110	0.7%
Allowance for loan losses	—	(13,658,481)	—	—%	—	(3,738,758)	—	—%
Total loan investments	$403,581,753	392,855,158	391,301,530	73.0%	$334,626,607	332,510,955	331,676,955	75.5%
Marketable securities		1,176,006	1,310,000	0.2%		1,176,006	1,287,500	0.3%
Real estate owned		56,067,129	75,043,111	14.0%		63,385,339	70,717,229	16.1%
Equity investment in unconsolidated Investments		69,713,793	68,898,535	12.8%		36,385,339	35,678,585	8.1%
Total		$519,812,086	$536,553,176	100.0%		$433,457,639	$439,360,269	100.0%

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

Market Risk

    Terra Property Trust’s loans are highly illiquid, and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of Terra Property Trust’s loans may be difficult, as there generally will be no established markets for these loans.

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

Interest Rate Risk

    Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to Terra Property Trust’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to slow; and (v) to the extent we enter into interest rate swap agreements as part of Terra Property Trust’s hedging strategy, the value of these agreements to increase.

    Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to increase; and (v) to the extent Terra Property Trust enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

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

Real Estate Risk

    The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters; and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause Terra Property Trust to suffer losses.

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

Results of Operations
    The following table presents the comparative results of our operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change
Investment income
Dividend income	$1,883,284	$4,283,576	$(2,400,292)
Other operating income	53	232	(179)
Total investment income	1,883,337	4,283,808	(2,400,471)
Operating expenses
Professional fees	442,093	552,648	(110,555)
Other	3,310	10,964	(7,654)
Total operating expenses	445,403	563,612	(118,209)
Net investment income	1,437,934	3,720,196	(2,282,262)
Net change in unrealized depreciation on investment	(6,822,621)	1,104,433	(7,927,054)
Net (decrease) increase in members’ capital resulting from operations	$(5,384,687)	$4,824,629	$(10,209,316)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both December 31, 2021 and 2020, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the years ended December 31, 2021 and 2020, we received distributions of $13.1 million and $17.3 million, or $0.88 and $1.16 per share, from Terra Property Trust, of which $1.9 million and $4.3 million was recorded as dividend income and $11.2 million and $13.0 million was recorded as return of capital, respectively.

For the year ended December 31, 2021, Terra Property Trust recorded net loss of $12.4 million, compared to net income of $5.3 million recorded in the same period in 2020. The change in Terra Property Trust’s net income or loss for the year ended December 31, 2021 as compared to the same period in 2020 was due to (i) a decrease in net interest income of $9.5 million resulting from the suspension of interest income accrual of $3.6 million on three loans, because recovery of such income was doubtful, as well as decreases in the weighted average principal balance and coupon rate on net loans; (ii) an increase in provision for loan losses of $7.2 million resulting from a decline in the fair value of the collateral on a loan; (iii) increase in net operating loss from real estate property of $4.2 million resulting from an impairment charge of $3.4 million recorded on a parcel of land in order to reduce the carrying value of the land to its estimated fair value, which reflected the selling price, as well as an increase in ground rent expense due to a rent reset; and (iv) a decrease in realized gains on sale of marketable securities of $1.0 million, partially offset by equity income from unconsolidated investments of $5.9 million recognized in the current year period (there was no such equity income in the prior year period).

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$456,344,152	8.5%	$411,157,772	9.2%
Obligations under participation agreements and secured borrowing	(114,437,021)	11.0%	(83,248,489)	10.9%
Repurchase agreement payable	(6,349,642)	2.6%	(64,382,360)	3.9%
Term loan payable	(103,433,296)	5.3%	(34,923,075)	5.3%
Revolving line of credit	(16,721,744)	4.0%	—	—%
Net loans (3)	$215,402,449	9.2%	$228,603,848	10.7%
Senior loans
Gross loans	272,577,220	6.5%	221,461,896	6.7%
Obligations under participation agreements and secured borrowing	(51,693,824)	8.9%	(30,779,483)	9.1%
Repurchase agreement payable	(6,349,642)	2.6%	(64,382,360)	3.9%
Term loan payable	(103,433,296)	5.3%	(34,923,075)	5.3%
Revolving line of credit	(16,721,744)	4.0%	—	—%
Net loans (3)	$94,378,714	7.2%	$91,376,978	8.4%
Subordinated loans (4)
Gross loans	183,766,932	11.4%	189,695,876	12.1%
Obligations under participation agreements	(62,743,197)	12.8%	(52,469,006)	12.1%
Net loans (3)	$121,023,735	10.7%	$137,226,870	12.1%
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

    For the year ended December 31, 2021 as compared to the same period in 2020, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

Professional Fees

For the year ended December 31, 2021 as compared to the same period in 2020, professional fees decreased by $0.1 million as a result of a decrease in the cost of compliance.

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

For the year ended December 31, 2021, we recorded an increase in net change in unrealized depreciation on investment of $6.8 million, primarily due to a decline in the fair value of an underlying loan resulting from the decline in the fair value of the collateral. Additionally, net change in unrealized depreciation on investment increased as a result of debt issuance costs incurred in connection with Terra Property Trust’s financing activities in 2021, which reduced the carrying value of the indebtedness. For the year ended December 31, 2020, we recorded an increase in net change in unrealized appreciation on investment of $1.1 million, primarily due to decreases in underlying index rates as a result of the macro-economic conditions.

Net (Decrease) Increase in Members’ Capital Resulting from Operations

    For the year ended December 31, 2021, we recorded a net decrease in members’ capital resulting from operations of $5.4 million, compared to a net increase in members’ capital resulting from operations of $4.8 million recorded in the same period in the 2020.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Distributions are made at the discretion of Terra Property Trust’s board of directors and will depend upon, among other things, its actual results of operations and liquidity.

A total of $7.8 million of Terra Property Trust’s obligations under participation agreements and $34.5 million of secured borrowing will mature in the next twelve months, and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $53.0 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans. Additionally, Terra Property Trust had $32.0 million of borrowings outstanding under a mortgage loan payable that bears interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust expects to refinance the mortgage loan payable by the time it matures. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

    On September 3, 2020, Terra Property Trust entered into an indenture and credit agreement that provides for a floating rate term loan of $103.0 million, $3.6 million of additional future advances, and may provide up to $11.6 million of additional future discretionary advances, in connection with certain outstanding funding commitments under mortgage assets owned by Terra Property Trust and financed under the indenture and credit agreement. The floating rate loan bears interest at a rate equal to LIBOR plus 4.25% with a LIBOR floor of 1.0%, and was scheduled to mature on March 14, 2025. On February 18, 2022, Terra Property Trust refinanced the term loan with a new repurchase agreement that provides for advances up to $200.0 million with an initial term of two years. As of December 31, 2021, the amount outstanding under the indenture and credit agreement was $93.8 million.
    On March 12, 2021, Terra Property Trust entered into a Business Loan and Security Agreement (the “revolving line of credit”) to provide for advances up to the lesser of $75.0 million or the amount determined by the borrowing base, which is based on the eligible assets pledged to the lender. Borrowings under the revolving line of credit bear interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% per annum. The revolving line of credit was scheduled to mature on March 12, 2023. On January 4, 2022, Terra Property Trust amended the revolving line of credit to increase the maximum amount available to $125.0 million and extended the maturity date of the facility to March 12, 2024 with an annual 12-month extension available at Terra Property Trust’s option, which are subject to certain conditions. As of December 31, 2021, the revolving line of credit had an outstanding balance of $38.6 million.

In June 2021, Terra Property Trust issued $85.1 million in aggregate principal amount of its 6.00% notes due 2026, for net proceeds of $82.5 million after deducting underwriting commissions of $2.7 million, but before offering expenses payable by Terra Property Trust. Terra Property Trust used the net proceeds from the notes issuance to make new investments as well as for general corporate purposes.

On November 8, 2021, Terra Property Trust entered into a master repurchase agreement that provides for advances of up to $195.0 million in the aggregate, which Terra Property Trust expects to use to finance certain secured performing commercial real estate loans, including senior mortgage loans. Advances under the master repurchase agreement accrue interest at an annual rate equal to the sum of LIBOR plus an applicable spread, which ranges from 1.60% to 1.85%, and have a maturity date of November 7, 2024. As of December 31, 2021, the master repurchase agreement had an outstanding balance of $44.6 million.

Cash Flows Provided by Operating Activities

2021 — For the year ended December 31, 2021, cash flows provided by operating activities were $12.6 million, primarily due to $13.1 million of dividends received from Terra JV, of which $11.2 million was recorded as a return of capital.

2020 — For the year ended December 31, 2020, cash flows provided by operating activities were $16.6 million, primarily due to $17.3 million of dividends received from Terra Property Trust and/or Terra JV, as applicable, of which $13.0 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2021 — For the year ended December 31, 2021, cash flows used in financing activities were $12.0 million, primarily related to distributions paid to members.

2020 — For the year ended December 31, 2020, cash flows used in financing activities was $16.5 million, primarily related to distributions paid to members.

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

Management Agreement with Terra REIT Advisors

    Terra Property Trust currently pays the following fees to the REIT Manager pursuant to the Management Agreement:

    Origination and Extension Fee. An origination fee in the amount of 1.0% of the amount used to originate, acquire, fund, acquire or structure real estate-related investments, including any third-party expenses related to such loan. In the event that the term of any real estate-related loan is extended, the REIT Manager also receives an extension fee equal to the lesser of (i) 1.0% of the principal amount of the loan being extended or (ii) the amount of fee paid by the borrower in connection with such extension.

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

    In addition to the fees described above, Terra Property Trust reimburses the REIT Manager for operating expenses incurred in connection with services provided to the operations of Terra Property Trust, including Terra Property Trust’s allocable share of the REIT Manager’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to the predecessor to the REIT Manager and the REIT Manager in the aggregate in connection with providing services to Terra Property Trust:

	Years Ended December 31,
	2021	2020
Origination and extension fee expense (1)(2)	$2,729,598	$1,383,960
Asset management fee	5,134,149	4,480,706
Asset servicing fee	1,181,924	1,008,256
Operating expenses reimbursed to Manager	6,916,371	6,041,075
Disposition fee (3)	1,006,302	504,611
Total	$16,968,344	$13,418,608
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the years ended December 31, 2021 and 2020 excluded $0.3 million and $0.5 million of origination fee, respectively, paid to the REIT Manager in connection with Terra Property Trust’s equity investment in unconsolidated investments. These origination fees were capitalized to the carrying value of the unconsolidated investments as transaction costs.
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
    As of December 31, 2021, Terra Property Trust had 15 investments with an aggregate principal balance of $349.7 million, net of obligations under participation agreements and secured borrowing, that provide for interest income at an annual rate of LIBOR plus a spread, 13 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.1 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $1.8 million.

    Additionally, Terra Property Trust had $32.0 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building; $93.8 million of borrowings outstanding under an indenture and credit facility that bear interest at an annual rate of LIBOR plus 4.25% with a LIBOR floor of 1.0% collateralized by $163.1 million of first mortgages, a revolving line of credit with an outstanding balance of $38.6 million that bears interest at an annual rate of LIBOR + 3.25% with a combined floor of 4.0% collateralized by $60.1 million of first mortgages and a repurchase agreement with an outstanding balance of $44.6 million that bears interest at an annual rate of LIBOR plus a spread ranging from 1.60% to 1.85% with a LIBOR floor of 0.10% collateralized by $67.4 million of first mortgages. A decrease of 100 basis points in LIBOR had no impact on Terra Property Trust’s total annual interest expense because the debts are protected by LIBOR floors and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest expense by approximately $0.7 million.

    In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, IBA, announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended SOFR as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2021 and 2020, we did not engage in interest rate hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Board of Directors of Terra Property Trust

    We do not have any officers, directors or employees. We conduct substantially all of our business through Terra Property Trust, which is supervised by its board of directors, comprised of three directors, pursuant to the terms and provisions of Terra Property Trust’s charter and bylaws. Terra Property Trust's board of directors has determined that each of its directors satisfies the listing standards for independence of the New York Stock Exchange (“NYSE”), except for Vikram S. Uppal, its Chairman and Chief Executive Officer. The name, age, position and biography of each member of Terra Property Trust’s board of directors is set forth below:

Name	Age	Position held with Terra Property Trust
Vikram S. Uppal *	38	Chairman of the Board of Directors, Chief Executive Officer, Chief Investment Officer
Roger H. Beless	60	Director
Michael L. Evans	69	Director
*On November 10, 2021, Andrew M. Axelrod, the then Chairman of the Board of Directors, resigned as our director effectively immediately. Following Mr. Axelrod’s resignation, our board of directors designated Vikram S. Uppal as our Chairmen of the Board of Director and the size of our board of directors was deduced from four directors to three directors.

    Vikram S. Uppal has served as served as the Chairman of the Board of Directors of Terra Property Trust since November 2021, as one of Terra Property Trust’s directors from February 2018 to November 2021; as Chief Executive Officer for Terra Property Trust, the REIT Manager, our Manager and Terra Capital Partners since December 1, 2018; and as a director of RESFO since October 2020. Mr. Uppal has also served as Chief Investment Officer for Terra Property Trust, Terra Capital Partners and the REIT Manager since February 2018. Mr. Uppal is also the Chief Executive Officer of Terra Income Advisors and Terra Fund 6 since April 2019 and the Chairman of the board of director of Terra Fund 6 since November 2019. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016.  Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

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

Executive Officers of the REIT Manager and our Manager

    The sole managing member of our Fund is our Manager, and Terra Property Trust has entered into the Management Agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services. The REIT Manager is responsible for managing Terra Property Trust’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to Terra Property Trust, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business.

    The names, ages, positions and biographies of the officers of the REIT Manager and our Manager are as follows:

Name	Age	Position(s) Held with the REIT Manager	Position(s) Held with our Manager
Vikram S. Uppal	38	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	57	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	47	Chief Originations Officer	Chief Originations Officer
For biographical information regarding Mr. Uppal, see “Item 10. — Board of Directors of Terra Property Trust” above.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of Terra Property Trust and Chief Operating Officer of our Manager, the REIT Manager and Terra Income Advisors since January 2016, October 2017, and May 2013, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 12 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra Fund 6 since May 2013 and Chief Operating Officer of Terra Fund 6 since July 2014; (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; and (vi) a director of RESOF since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

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

Audit Committee

    Terra Property Trust has established an audit committee of its board of directors (the “Audit Committee”) that operates pursuant to a charter and consists of two members. The Audit Committee is responsible for selecting, engaging and supervising Terra Property Trust’s independent accountants, reviewing the plans, scope and results of the audit engagement with its independent accountants, approving professional services provided by its independent accountants (including compensation therefor), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The members of the Audit Committee are Messrs. Beless and Evans, each of whom is independent. Mr. Evans serves as the chairman of the Audit Committee. Terra Property Trust’s board of directors has determined that Mr. Evans is an “audit committee financial expert” as defined under Item 407 of regulation S-K promulgated under the Exchange Act. The Board has determined that each of Messrs. Beless and Evans meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Item 11. Executive Compensation.

    The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees. Terra Property Trust has entered into the Management Agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services. The officers of our Manager and the REIT Manager do not receive any compensation from our Fund. The REIT Manager is responsible for managing Terra Property Trust’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to Terra Property Trust, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business.

Compensation of the Directors of Terra Property Trust

We do not pay compensation to the directors of Terra Property Trust.

Compensation Committee Interlocks and Insider Participation

We do not have any officers, directors or employees. Terra Property Trust currently does not have a compensation committee of its board of directors because it does not plan to pay any compensation to its officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following table sets forth, as of March 11, 2022, certain information regarding the ownership of units of our Manager and any person who is known by us to be the beneficial owner of more than 5% of our units. The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees.

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
(1)Based on a total of 6,636.6 units issued and outstanding as of March 11, 2022.
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

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For information relating to Terra Property Trust's independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Certain relations and Related Transactions

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

Terra International Fund 3, L.P.

    On September 30, 2019, Terra Property Trust entered into a Contribution and Repurchase Agreement with Terra International Fund 3, L.P. (“Terra International 3”) and Terra Offshore REIT, a then wholly-owned subsidiary of Terra International 3, which Terra Property Trust amended and restated on November 13, 2019.

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

Issuance of Common Stock

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company, and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of December 31, 2021, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

Voting Agreement involving Terra Property Trust

    On March 2, 2020, we, Terra Property Trust, Terra JV and Terra REIT Advisors entered into the amended and restated Voting Agreement, pursuant to which we assigned our rights and obligations under the Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains the external manager of Terra Property Trust, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of Terra Property Trust (which nominees need not be independent directors) and for so long as Terra JV holds at least 10% of the outstanding shares of common stock of Terra Property Trust, Terra JV will have the right to nominate one individual to serve as a director of Terra Property Trust (who need not be an independent director).

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

    Terra Property Trust has entered into the Management agreement with the REIT Manager pursuant to which the REIT Manager provides certain management services to Terra Property Trust, subject to oversight by its board of directors. The REIT Manager’s responsibilities to Terra Property Trust include, among others, investing in, and disposing of, assets, borrowing money, entering into contracts and agreements in connection with Terra Property Trust’s business and purpose, providing administrative support and performing such other services as are delegated to the REIT Manager by Terra Property Trust’s board of directors. In performing its duties, the REIT Manager is subject to a fiduciary responsibility for the safekeeping and use of all funds and assets of Terra Property Trust. In consideration of its providing such services, the REIT Manager is entitled to certain fees from Terra Property Trust as described below. The Management Agreement runs co-terminus with our amended and restated operating agreement, which terminates on December 31, 2023, unless sooner dissolved in accordance with the terms of our amended and restated operating agreement.

    During the years ended December 31, 2021 and 2020, Terra Property Trust paid the REIT Manager in the aggregate the following fees under the Management Agreement: $5.1 million and $4.5 million in asset management fee, respectively, $1.2 million and $1.0 million in asset servicing fees, respectively, $2.7 million and $1.4 million in origination and extension fees, respectively; $1.0 million and $0.5 million in disposition, respectively, and $6.9 million and $6.0 million of operating expense reimbursements, respectively.

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

    Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, affiliates of our Manager are the external managers to Terra Fund 6 and RESOF, all of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

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

Allocation of Our Manager’s Time

    We rely on our Manager or its affiliates to manage our day-to-day activities and to implement our investment strategy. Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Property Trust, Terra Fund 6 and RESOF. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

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

Competition and Allocation of Investment Opportunities

    Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Terra Property Trust, Terra Fund 6 and RESOF.

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

No Independent Counsel

    Pursuant to the terms of our amended and restated operating agreement, each of our members acknowledges and agrees that counsel representing us, our Manager and its affiliates does not represent, and shall not be deemed under the applicable codes of professional responsibility to have represented or to be representing, any or all of our members in any respect.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2021 and 2020, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our Manager currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2022, subject to agreeing on fee estimates for the audit work. Our Manager reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our members. Any such decision would be disclosed to the members in accordance with applicable securities laws.

The following table displays fees for professional services by KPMG for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Audit Fees	$165,700	$155,500
Audit-Related Fees	—	—
Tax Fees	46,820	51,753
All Other Fees	—	—
Total	$212,520	$207,253

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

Other Financial Statements:

Terra Property Trust, Inc. (Incorporated by reference to Annual Report on Form 10-K (File No. 001-40496) filed with the SEC on March 11, 2022 by Terra Property Trust, Inc.)

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

4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 18, 2021).

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

10.10
Business Loan and Security Agreement, dated as of March 12, 2021, by and among Terra Mortgage Portfolio II, LLC, as the Borrower, and Western Alliance Bank, as the Lender (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 18, 2021).

10.11
Limited Guaranty, dated as of March 12, 2021, by and among Terra Property Trust, Inc., as Guarantor, for the benefit of Western Alliance Bank (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 18, 2021).

10.12 *	First Amendment to Loan Documents dated as of June 9, 2021, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender.

10.13*	Uncommitted Master Repurchase Agreement dated as of November 8, 2021, by and amount Terra Mortgage Capital III, LLC, as Seller, UBS AG, as Buyer.

10.14 *	Guarantee Agreement dated as of November 8, 2021, by and amount Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer.

10.15 *
Second Amendment to Loan Documents dated as of January 4, 2022, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender.

10.16 *	Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and amount Terra Mortgage Capital I, LLC, as Seller, Goldman Saches Bank USA, as Buyer.

10.17*	Guarantee Agreement dated as of February 18, 2022, by and amount Terra Property Trust, Inc., as Guarantor, in favor of Goldman Saches Bank USA, as Buyer.

21*	Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
_______________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
    None.

Terra Secured Income Fund 5, LLC

Report of Independent Registered Public Accounting Firm

To the Members
Terra Secured Income Fund 5, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Terra Secured Income Fund 5, LLC (the Company), including the schedule of investment, as of December 31, 2021 and 2020, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
New York, New York
March 11, 2022

Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	December 31,
	2021	2020
Assets
Equity investment in Terra JV, LLC at fair value (cost of $219,704,515 and $230,915,151, respectively)	$217,324,720	$235,357,977
Cash and cash equivalents	836,052	225,214
Other assets	33,830	33,830
Total assets	$218,194,602	$235,617,021

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$118,025	$199,602
Total liabilities	118,025	199,602
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	218,076,577	235,417,419
Total members’ capital	218,076,577	235,417,419
Total liabilities and members’ capital	$218,194,602	$235,617,021
Net asset value per unit	$32,860	$35,467

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations

	Years Ended December 31,
	2021	2020
Investment income
Dividend income	$1,883,284	$4,283,576
Other operating income	53	232
Total investment income	1,883,337	4,283,808
Operating expenses
Professional fees	442,093	552,648
Other	3,310	10,964
Total operating expenses	445,403	563,612
Net investment income	1,437,934	3,720,196
Net change in unrealized (depreciation) appreciation on investment	(6,822,621)	1,104,433
Net (decrease) increase in members’ capital resulting from operations	$(5,384,687)	$4,824,629
Per unit data:
Net investment income per unit	$217	$560
Net (decrease) increase in members’ capital resulting from operations per unit	$(811)	$727
Weighted average units outstanding	6,635.9	6,637.8

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	$—	$235,417,419	$235,417,419
Capital distributions	—	(11,916,928)	(11,916,928)
Capital redemptions	—	(39,227)	(39,227)
Decrease in members’ capital resulting from operations:
Net investment income	—	1,437,934	1,437,934
Net change in unrealized depreciation on investment	—	(6,822,621)	(6,822,621)
Net decrease in members’ capital resulting from operations	—	(5,384,687)	(5,384,687)
Balance, December 31, 2021	$—	$218,076,577	$218,076,577

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2020	$—	$247,066,913	$247,066,913
Capital distributions	—	(16,474,123)	(16,474,123)
Increase in members’ capital resulting from operations:
Net investment income	—	3,720,196	3,720,196
Net change in unrealized appreciation on investment	—	1,104,433	1,104,433
Net increase in members’ capital resulting from operations	—	4,824,629	4,824,629
Balance, December 31, 2020	$—	$235,417,419	$235,417,419

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(5,384,687)	$4,824,629
Adjustments to reconcile net (decrease) increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	11,210,636	13,009,701
Net change in unrealized depreciation (appreciation) on investment	6,822,621	(1,104,433)

Changes in operating assets and liabilities:
Decrease in other assets	—	(18,766)
Decrease in accounts payable and accrued expenses	(81,577)	(71,731)
Decrease in due to related party	—	(38,000)
Net cash provided by operating activities	12,566,993	16,601,400

Cash flows from financing activities:
Distributions paid	(11,916,928)	(16,474,123)
Payment for capital redemptions	(39,227)	—
Net cash used in financing activities	(11,956,155)	(16,474,123)

Net increase in cash and cash equivalents	610,838	127,277
Cash and cash equivalents at beginning of year	225,214	97,937
Cash and cash equivalents at end of year	$836,052	$225,214

Supplemental Non-Cash Disclosure:
Transfer of ownership interest in Terra Property Trust, Inc. to Terra JV, LLC (Note 3)	$—	$244,006,890

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
December 31, 2021 and 2020

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both December 31, 2021 and 2020, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both December 31, 2021 and 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of December 31, 2021 and 2020:

		Percentage Interest	December 31, 2021			December 31, 2020
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$219,704,515	$217,324,720	99.7%	$230,915,151	$235,357,977	100.0%

As of both December 31, 2021 and 2020, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both December 31, 2021 and 2020, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at December 31, 2021:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,982,101	$5,341,307	2.4%
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,145,614	3,059,611	2,340,602	1.1%
UNJ Sole Member, LLC (4)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2017	7,444,357	7,477,190	7,477,190	5,720,050	2.6%
								17,444,357	17,622,804	17,518,902	13,401,959	6.1%
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2023	60,012,639	60,012,639	57,858,019	44,261,385	20.3%
REEC Harlem Holdings Company, LLC (7)	US - NY	Mixed-use	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,633,292	16,633,292	3,708,310	2,836,857	1.3%
RS JZ Driggs, LLC (5)(6)(8)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	15,606,409	15,754,641	15,748,942	12,047,941	5.5%
								92,252,340	92,400,572	77,315,271	59,146,183	27.1%
See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2021 and 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2021 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (9)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	4.3%	2.0%	10/15/2021	4/15/2023	$39,384,000	$40,089,153	$40,130,448	$30,699,793	14.1%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	8/10/2023	53,289,288	53,536,884	52,031,363	39,803,993	18.3%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 4.25% (0.10% Floor)	4.4%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,354	22,594,654	17,284,910	7.9%
606 Fayetteville LLC and 401 E. Lakewood LLC (11)	US - NC	Land	9.0%	9.0%	1.0%	8/16/2021	8/1/2023	16,829,962	16,935,803	16,974,601	12,985,570	6.0%
870 Santa Cruz, LLC (11)	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	17,540,875	17,669,303	17,781,285	13,602,683	6.2%
AGRE DCP Palm Springs, LLC (10)(12)	US - CA	Hotel - full/ select service	LIBOR + 5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,381	43,669,992	43,829,842	33,529,829	15.5%
Austin H. I. Borrower LLC (11)(13)	US- TX	Hotel - full/ select service	LIBOR + 7.5% (0.25% Floor)	7.8%	1.0%	9/21/2021	10/1/2024	13,625,000	13,725,690	13,735,569	10,507,710	4.8%
D-G Acquisition #6, LLC and D-G Quimisa, LLC (11)	US - CA	Land	LIBOR + 7.0% (0.25% Floor)	7.3%	0.5%	7/21/2021	7/21/2023	8,607,092	8,605,341	8,645,413	6,613,741	3.0%
Hillsborough Owners LLC (14)	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	8.3%	1.0%	10/27/2021	11/1/2023	4,863,009	4,866,542	4,883,878	3,736,167	1.7%
NB Factory TIC 1, LLC (9)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	5.3%	3.3%	8/16/2021	3/5/2023	28,000,000	28,420,056	28,851,547	22,071,433	10.1%
Patrick Henry Recovery Acquisition, LLC (10)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,124	18,055,377	13,812,363	6.3%
The Lux Washington, LLC (11)	US - WA	Land	LIBOR + 7.0% (0.75% floor)	7.8%	1.0%	7/22/2021	1/22/2024	3,523,401	3,382,683	3,553,330	2,718,297	1.2%
University Park Berkeley, LLC (10)(15)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	25,815,378	25,991,962	26,015,500	19,901,858	9.1%
Windy Hill PV Five CM, LLC (16)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	49,954,068	50,264,568	50,077,674	38,309,421	17.6%
								345,454,454	348,101,455	347,160,481	265,577,768	121.8%
Credit facility:
William A. Shopoff & Cindy L. Shopoff (5)(6)	US - PA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	25,000,000	25,206,964	25,206,965	19,283,328	8.8%
								25,000,000	25,206,964	25,206,965	19,283,328	8.8%
Total gross loans held for investment								480,151,151	483,331,795	467,201,619	357,409,238	163.8%
Obligations under participation agreements and secured borrowing (5)(6)(16)								(76,569,398)	(76,818,156)	(75,900,089)	(58,063,568)	(26.6)%
Allowance for loan losses								—	(13,658,481)	—	—	—%
Net loans held for investment								$403,581,753	$392,855,158	$391,301,530	$299,345,670	137.2%
See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2021 and 2020

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2021 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(19)
Multi-tenant office building in Santa Monica, CA (17)	7/30/2018	$65,043,111	$31,962,692	$33,080,419	$25,306,521	11.6%
Land in Conshohocken, PA (18)	1/9/2019	10,000,000	—	10,000,000	7,650,000	3.5%
		$75,043,111	$31,962,692	$43,080,419	$32,956,521	15.1%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (20):
Common and preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.5%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,310,000	$1,002,150	0.5%
Total marketable securities					$1,176,006	$1,310,000	$1,002,150	0.5%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (21)				50%	$40,458,282	$39,643,024	$30,326,913	13.9%
LEL Arlington JV LLC - limited liability member units (22)				80%	23,949,044	23,949,044	18,321,019	8.4%
LEL NW 49th LV LLC - limited liability member units (22)				80%	5,306,467	5,306,467	4,059,447	1.9%
					$69,713,793	$68,898,535	$52,707,379	24.2%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $218.1 million at December 31, 2021.
(4)Terra Property Trust purchased a portion of the interest in this loan from Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by Terra REIT Advisors, via a participation agreement.
(5)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in Terra Property Trust’s consolidated balance sheets.

(6)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of our sponsor and Terra REIT Advisors.
(7)For the year ended December 31, 2021, Terra Property Trust suspended interest income accrual of $2.3 million on this loan, because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral.
(8)This loan is in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset. For the year ended December 31, 2021, Terra Property Trust suspended interest income accrual of $0.9 million on this loan because recovery of such income was doubtful.
(9)These loans were used as collateral for $44.6 million of borrowings under a repurchase agreement.
(10)These loans were used as collateral for $93.8 million of borrowings under a term loan payable.
(11)These loans were used as collateral for $38.6 million of borrowings under a revolving line of credit.
(12)In March 2021, Terra Property Trust amended the loan agreement to change the spread on the interest rate to 5.0%, increased the exit fee to 1.5% and extended the maturity to January 1, 2024. Additionally, under the loan amendment, the borrower made a partial repayment of $2.6 million.
(13)In September 2021, Terra Property Trust refinanced a previously-defaulted mezzanine loan with a new first mortgage. This refinancing was accounted for as a troubled debt restructuring and Terra Property Trust recognized a loss of $0.3 million on the restructuring.
(14)Terra Property Trust purchased a portion of the interest in this loan from Terra Income Fund 6, Inc. via a participation agreement.
(15)In December 2020, Terra Property Trust entered into a forbearance agreement with the borrower pursuant to which interest accrues on the loan during the 90-day forbearance period from November 2020 to January 2021. In March 2021, the forbearance period was extended through August 2021.
(16)In March 2020, Terra Property Trust entered into a financing transaction where a third-party purchased an A-note position. Because the transaction does not qualify for sale accounting, the gross amount of the loan remains in the consolidated balance sheets. The liability is reflected as secured borrowing in Terra Property Trust’s consolidated balance sheets.
(17)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(18)Terra Property Trust acquired the collateral for this loan pursuant to a deed in lieu of foreclosure. The land is currently vacant and the fair value reflects its estimated selling price.
(19)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(20)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.
(21)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of December 31, 2021, the unfunded commitment was $15.1 million.
(22)In the fourth quarter of 2021, Terra Property Trust purchased equity interests in two joint ventures that invest in real estate properties.

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2021 and 2020

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
December 31, 2021 and 2020

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
December 31, 2021 and 2020

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
(12)In July 2020, Terra Property Trust amended the loan agreement to change the interest rate to payment-in-kind of 15% for the period from July 2020 through January 2021.
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

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements
December 31, 2021

Note 1. Business
    Terra Secured Income Fund 5, LLC (the “Company”), is a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. The Company’s loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets. The Company was formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. The Company makes substantially all of its investments and conducts substantially all of its real estate lending business through Terra Property Trust, which has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company’s investment objectives are to (i) preserve its members’ capital contributions, (ii) realize income from its investments and (iii) make monthly distributions to its members from cash generated from investments. There can be no assurances that the Company will be successful in meeting its investment objectives.

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

    The Company’s amended and restated operating agreement provides that the Company’s existence will continue until December 31, 2023, unless sooner terminated. However, the Company expects that prior to such date it will consummate a liquidity transaction, which could occur as early as this year and may include an orderly liquidation of its assets or an alternative liquidity event such as a strategic business combination, a sale of the Company or an initial public offering and listing of Terra Property Trust’s shares of common stock on a national securities exchange. The Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of the Company’s members.

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

Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The annual financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”). The financial statements for the period from January 1, 2020 to March 1, 2020 included all of the Company’s accounts and those of its consolidated subsidiaries. All intercompany balances and transactions had been eliminated. As discussed in Note 1, on March 2, 2020, the Company’s subsidiaries completed the Terra Fund Merger. As a result of the Terra Fund Merger, the Company no longer consolidates the subsidiaries. The financial statements as of December 31, 2021 and 2020 and for the period from March 2, 2020 to December 31, 2020 and the year ended December 31, 2021 include all of the Company’s accounts only.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after two years, the real estate market has started to recover from the dislocation it experienced in the beginning of the COVID-19 pandemic. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of December 31, 2021 are inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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

Notes to Financial Statements

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2021 and 2020, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended December 31, 2021 and 2020, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2018-2020 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delay to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Terra Property Trust in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both December 31, 2021 and 2020, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

Notes to Financial Statements

The following tables present a summary of the Company’s investment at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$219,704,515	$217,324,720	99.7%	$230,915,151	$235,357,977	100.0%

For the years ended December 31, 2021 and 2020, the Company received approximately $13.1 million and $17.3 million of distributions from Terra JV and/or Terra Property Trust as applicable, of which $11.2 million and $13.0 million were returns of capital, respectively.

        As of both December 31, 2021 and 2020, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	December 31,
	2021	2020
Carrying value of loans held for investment	$469,673,314	$422,280,515
Equity investment in unconsolidated investments	69,713,793	36,259,959
Real estate owned, net	65,776,839	73,178,939
Cash, cash equivalent and restricted cash	51,098,647	32,920,323
Other assets	37,279,565	23,837,445
Total assets	693,542,158	588,477,181
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(364,910,392)	(239,132,654)
Accounts payable, accrued expenses and other liabilities	(45,078,478)	(35,769,686)
Lease intangible liabilities	(9,709,710)	(10,249,776)
Total liabilities	(419,698,580)	(285,152,116)
Stockholder’s equity	$273,843,578	$303,325,065

	Years Ended December 31,
	2021	2020
Revenues	$46,685,257	$50,320,888
Expenses	(64,600,545)	(46,056,001)
Net loss on extinguishment of obligations under participation agreements	—	(319,453)
Realized gains on marketable securities	129,248	1,160,162
Unrealized gains on marketable securities	22,500	111,494
Equity income from unconsolidated investments	5,925,802	38,640
Realized loss on loan repayments	(517,989)	—
Net (loss) income	$(12,355,727)	$5,255,730

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

Notes to Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$217,324,720	$217,324,720

	December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$235,357,977	$235,357,977

    Changes in Level 3 investment for the years ended December 31, 2021 and 2020 were as follows:

	Equity Investment in Terra JV		Equity Investment in Terra Property Trust
	Year Ended December 31, 2021	Period from March 2, 2020 to December 31, 2020	Period from January 1, 2020 to March 1, 2020
Beginning balance	$235,357,977	$—	$247,263,245
Transfer of ownership interest in Terra Property Trust to Terra JV	—	244,006,890	(244,006,890)
Return of capital	(11,210,636)	(9,226,094)	(3,783,607)
Net change in unrealized (depreciation) appreciation on investment	(6,822,621)	577,181	527,252
Ending balance	$217,324,720	$235,357,977	$—
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(6,822,621)	$577,181	$—

Notes to Financial Statements

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2021 and 2020, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2021 and 2020 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2021 and 2020. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$217,324,720	Discounted cash flow (1)(2)	Discount rate (1)(2)	2.45%	15.00%	12.66%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2020
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$235,357,977	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.25%	20.05%	14.17%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with cap rate ranges from 5.25% to 6.00% as of December 31, 2021 and 5.77% as of December 31, 2020, respectively. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel is based on the estimated selling price.

Risks and Uncertainties

    The Company’s investment in Terra Property Trust through Terra JV is highly illiquid and there is no assurance that the Company will achieve its investment objectives, including targeted returns. Terra Property Trust’s loans are highly illiquid. Due

Notes to Financial Statements

to the illiquidity of the loans, valuation of the loans may be difficult, as there generally will be no established markets for these loans.

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

Dividend Income

    As discussed in Note 3, for the years ended December 31, 2021 and 2020, the Company received approximately $13.1 million and $17.3 million of distributions from Terra JV and/or Terra Property Trust as applicable, of which $11.2 million and $13.0 million were returns of capital, respectively.

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

Notes to Financial Statements

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

    As of December 31, 2021, Terra JV owns approximately 87.4% of the issued and outstanding shares of Terra Property Trust common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 own an 87.6% and 12.4% interest, respectively, in Terra JV. As a result, as of December 31, 2021, the Company indirectly beneficially owned 76.5% of Terra Property Trust's outstanding common stock through Terra JV.

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

Note 6. Members’ Capital

    As of December 31, 2021 and 2020, the Company had 6,636.6 and 6,637.7 units outstanding, respectively. The net asset value per unit was $32,860 and $35,467 as of December 31, 2021 and 2020, respectively.

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

Notes to Financial Statements

For the years ended December 31, 2021 and 2020, the Company made total distributions to non-managing members of $11.9 million and $16.5 million, respectively. For the years ended December 31, 2021 and 2020, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of December 31, 2021 and 2020, no such reserve was established. For the years ended December 31, 2021, the Company redeemed 1.1 units for $39,227. For the year ended December 31, 2020, the Company did not redeem any units.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the years ended December 31, 2021 and 2020. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Per unit operating performance:
Net asset value per unit, beginning of period	$35,467	$37,222
(Decrease) increase in members’ capital from operations (1):
Net investment income	217	560
Net change in unrealized (depreciation) appreciation on investment	(1,028)	167
Total (decrease) increase in members’ capital from operations	(811)	727
Distributions to members (2):
Capital distributions	(1,796)	(2,482)
Net decrease in members’ capital resulting from distributions	(1,796)	(2,482)
Net asset value per unit, end of period	$32,860	$35,467

Ratios to average net assets:
Expenses	0.20%	0.24%
Net investment income	0.63%	1.55%

IRR, beginning of year	5.82%	6.40%
IRR, end of year	4.91%	5.82%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,635.9 and 6,637.8 for the years ended December 31, 2021 and 2020.
(2)The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Notes to Financial Statements

Note 9. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that there are no material events other than the one below that would require adjustment to, or disclosure in, the Company’s financial statements.

On February 18, 2022, Terra Mortgage Capital I, LLC (the “Seller”), a special-purpose indirect wholly-owned subsidiary of the Terra Property Trust, entered into an Uncommitted Master Repurchase and Securities Contract Agreement (the “Repurchase Agreement”) with Goldman Sachs Bank USA ( the “Buyer”). The Repurchase Agreement provides for advances of up to $200.0 million in the aggregate, which Terra Property Trust expects to use to finance the originations of certain secured performing commercial real estate loans and the acquisitions of certain secured non-performing commercial real estate loans. The Repurchase Agreement replaced the term loan, at which time all mortgage assets under the term loan were assigned as purchased assets under the Repurchase Agreement.

Advances under the Repurchase Agreement accrue interest at a per annum pricing rate equal to the sum of (i) Term SOFR (subject to underlying loan floors on a case-by-case basis) and (ii) the applicable spread, which ranges from 1.75% to 3.00%, and have a maturity date of February 18, 2024. The actual terms of financing for each asset will be determined at the time of financing in accordance with the Repurchase Agreement. Subject to satisfaction of certain conditions, the Seller may extend the maturity date of the Repurchase Agreement for another 12-month term.

The Repurchase Agreement contains margin call provisions that provide the Buyer with certain rights in the event of a decline in debt yield, loan-to-value ratio, and value of the underlying loans purchased under the Repurchase Agreement. Upon the occurrence of a margin deficit event, the Buyer may require the Seller to make a payment to reduce the purchase price to eliminate any margin deficit.

In connection with the Repurchase Agreement, Terra Property Trust entered into a Guarantee Agreement in favor of the Buyer (the “Guarantee Agreement”), pursuant to which Terra Property Trust will guarantee the obligations of the Seller under the Repurchase Agreement. Subject to certain exceptions, the maximum liability under the Repurchase Agreement will not exceed 25% of the then currently outstanding repurchase obligations for performing loans and 50% of the then currently outstanding repurchase obligations for non-performing loans under the Repurchase Agreement

The Repurchase Agreement and the Guarantee Agreement contain various representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guarantee Agreement contains financial covenants, which require Terra Property Trust to maintain: (i) cash liquidity of at least the greater of $5 million or 5% of the then-current outstanding amount under the Repurchase Agreement; (ii) total liquidity in an amount equal to or greater than the lesser of $15 million or 10% of the then-current outstanding amount under the Repurchase Agreement (iii) tangible net worth at an amount no less than 75% of that at closing; (iv) an EBITDA to adjusted interest expense ratio of not less than 1.50 to 1.00; and (v) a total indebtedness to tangible net worth ratio of not more than 3.00 to 1.00.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: March 11, 2022

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