Form 10-Q
period 2022-03-31
Terra Secured Income Fund 5, LLC
filed 2022-05-12
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2022, the registrant had 6,624.3 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $217,482,964 and $219,704,515, respectively)	$216,121,691	$217,324,720
Cash and cash equivalents	777,694	836,052
Other assets	31,586	33,830
Total assets	$216,930,971	$218,194,602

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$185,249	$118,025
Total liabilities	185,249	118,025
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	216,745,722	218,076,577
Total members’ capital	216,745,722	218,076,577
Total liabilities and members’ capital	$216,930,971	$218,194,602
Net asset value per unit	$32,659	$32,860

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income
Dividend income	$758,110	$1,126,895
Other operating income	11	20
Total investment income	758,121	1,126,915
Operating expenses
Professional fees	127,060	120,135
Other	1,392	385
Total operating expenses	128,452	120,520
Net investment income	629,669	1,006,395
Net change in unrealized appreciation on investment	1,018,522	492,466
Net increase in members’ capital resulting from operations	$1,648,191	$1,498,861
Per unit data:
Net investment income per unit	$95	$152
Net increase in members’ capital resulting from operations per unit	$248	$226
Weighted average units outstanding	6,636.6	6,637.8

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	$218,076,577
Capital distributions	—	(2,979,046)	(2,979,046)
Increase in members’ capital resulting from operations:
Net investment income	—	629,669	629,669
Net change in unrealized appreciation on investment	—	1,018,522	1,018,522
Net increase in members’ capital resulting from operations	—	1,648,191	1,648,191
Balance, March 31, 2022	$—	$216,745,722	$216,745,722

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	$—	$235,417,419	$235,417,419
Capital distributions	—	(2,979,582)	(2,979,582)
Increase in members’ capital resulting from operations:
Net investment income	—	1,006,395	1,006,395
Net change in unrealized appreciation on investment	—	492,466	492,466
Net increase in members’ capital resulting from operations	—	1,498,861	1,498,861
Balance, March 31, 2021	$—	$233,936,698	$233,936,698

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase in members’ capital resulting from operations	$1,648,191	$1,498,861
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	2,221,551	1,852,767
Net change in unrealized appreciation on investment	(1,018,522)	(492,466)
\
Changes in operating assets and liabilities:
Decrease in other assets	2,244	7,500
Increase in accounts payable and accrued expenses	67,224	23,360
Net cash provided by operating activities	2,920,688	2,890,022

Cash flows from financing activities:
Distributions paid	(2,979,046)	(2,979,582)
Net cash used in financing activities	(2,979,046)	(2,979,582)

Net decrease in cash and cash equivalents	(58,358)	(89,560)
Cash and cash equivalents at beginning of period	836,052	225,214
Cash and cash equivalents at end of period	$777,694	$135,654

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
March 31, 2022 (Unaudited) and December 31, 2021

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both March 31, 2022 and December 31, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both March 31, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of March 31, 2022 and December 31, 2021:

		Percentage Interest	March 31, 2022			December 31, 2021
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$217,482,964	$216,121,691	99.7%	$219,704,515	$217,324,720	99.7%

As of both March 31, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both March 31, 2022 and December 31, 2021, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at March 31, 2022:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,862,858	$5,250,086	2.4%
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,137,435	3,030,000	2,317,950	1.1%
UNJ Sole Member, LLC (4)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2017	7,444,357	7,478,454	7,478,454	5,721,017	2.6%
								17,444,357	17,615,889	17,371,312	13,289,053	6.1%
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2023	60,583,057	60,583,057	58,835,209	45,008,935	20.8%
REEC Harlem Holdings Company, LLC (7)	US - NY	Mixed-use	LIBOR + 12.5% (no Floor)	13.0%	—%	3/9/2018	3/9/2023	15,925,032	15,925,032	2,998,624	2,293,947	1.1%
RS JZ Driggs, LLC (5)(6)(8)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	16,933,491	17,099,374	17,098,238	13,080,152	6.0%
								93,441,580	93,607,463	78,932,071	60,383,034	27.9%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (9)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	4.5%	2.0%	10/15/2021	4/15/2023	$39,468,000	$40,197,784	$40,222,586	$30,770,278	14.2%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (no Floor)	5.0%	0.5%	2/22/2019	8/10/2023	53,970,491	54,221,854	53,083,178	40,608,631	18.7%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 4.25% (0.10% Floor)	4.7%	0.5%	2/7/2019	3/1/2024	22,800,000	22,903,651	22,638,331	17,318,323	8.0%
606 Fayetteville LLC and 401 E. Lakewood LLC (11)	US - NC	Land	9.0%	9.0%	1.0%	8/16/2021	8/1/2023	17,536,492	17,663,959	17,690,666	13,533,359	6.2%
870 Santa Cruz, LLC (11)	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	19,760,033	19,934,619	19,993,943	15,295,366	7.1%
AARSHW Property LLC (11)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	7.7%	0.9%	3/7/2022	3/7/2024	18,771,608	18,541,648	18,911,932	14,467,628	6.7%
AAESUF Property LLC (11)	US - NJ	Industrial	SOFR +11.95% (0.05% Floor)	12.1%	5%-10%	3/15/2022	3/1/2024	16,800,000	16,849,956	17,456,207	13,353,998	6.2%
AGRE DCP Palm Springs, LLC (10)	US - CA	Hotel - full/ select service	LIBOR + 5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,381	43,696,133	43,738,712	33,460,115	15.4%
Austin H. I. Borrower LLC (11)	US- TX	Hotel - full/ select service	LIBOR + 7.5% (0.25% Floor)	8.0%	1.0%	9/21/2021	10/1/2024	13,695,947	13,824,587	13,832,906	10,582,173	4.9%
D-G Acquisition #6, LLC and D-G Quimisa, LLC (11)	US - CA	Land	LIBOR + 7.0% (0.25% Floor)	7.5%	0.5%	7/21/2021	7/21/2023	8,846,216	8,854,524	8,886,221	6,797,959	3.1%
Grandview’s Madison Place, LLC (9)	US - WA	Multifamily	SOFR + 4.45% (0.05% Floor)	4.6%	0.8%	2/10/2022	2/10/2025	17,000,000	17,111,299	17,111,299	13,090,144	6.0%
Hillsborough Owners LLC (12)	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	8.5%	1.0%	10/27/2021	11/1/2023	5,444,696	5,458,850	5,468,477	4,183,385	1.9%
NB Factory TIC 1, LLC (9)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	5.5%	3.3%	8/16/2021	3/5/2023	28,000,000	28,529,857	28,861,172	22,078,797	10.3%
Patrick Henry Recovery Acquisition, LLC (10)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,590	18,049,540	13,807,898	6.4%
The Lux Washington, LLC (11)	US - WA	Land	LIBOR + 7.0% (0.75% floor)	7.8%	1.0%	7/22/2021	1/22/2024	7,424,855	7,376,668	7,489,172	5,729,217	2.6%
University Park Berkeley, LLC (10)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	25,815,378	25,995,342	26,008,381	19,896,411	9.2%
Windy Hill PV Five CM, LLC (13)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	54,078,939	54,416,729	54,375,474	41,597,238	19.2%
								410,635,036	413,619,050	413,818,197	316,570,920	146.1%
Credit facility:
Post Brothers Holdings LLC (5)(6)	US - PA	N/A	15.0%	15.0%	4.6%-8.9%	03/29/2022	3/29/2025	21,000,000	21,670,442	21,670,443	16,577,889	7.6%
William A. Shopoff & Cindy L. Shopoff (5)(6)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	25,000,000	25,214,933	25,214,934	19,289,425	8.9%
								46,000,000	46,885,375	46,885,377	35,867,314	16.5%
Total gross loans held for investment								567,520,973	571,727,777	557,006,957	426,110,321	196.6%
Obligations under participation agreements and secured borrowing (5)(6)(13)								(95,283,106)	(96,090,690)	(95,483,175)	(73,044,629)	(33.7)%
Allowance for loan losses								—	(13,708,777)	—	—	—%
Net loans held for investment								$472,237,867	$461,928,310	$461,523,782	$353,065,692	162.9%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2022 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(16)
Multi-tenant office building in Santa Monica, CA (14)	7/30/2018	$65,043,111	$31,757,725	$33,285,386	$25,463,320	11.7%
Land in Conshohocken, PA (15)	1/9/2019	8,395,011	—	8,395,011	6,422,183	3.0%
		$73,438,122	$31,757,725	$41,680,397	$31,885,503	14.7%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (17):
Common and preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.5%	7/30/2020	7/24/2025	20,204	$475,201	$510,151	$390,266	0.2%
Total marketable securities					$475,201	$510,151	$390,266	0.2%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (18)				44%	$40,245,914	$44,531,683	$34,066,737	15.7%
LEL Arlington JV LLC - limited liability member units (19)				80%	23,962,388	23,962,388	18,331,227	8.5%
LEL NW 49th LV LLC - limited liability member units (19)				80%	4,838,353	4,838,353	3,701,340	1.7%
TCG Corinthian FL Portfolio JV LLC (19)				90%	22,615,435	22,615,435	17,300,808	8.0%
					$91,662,090	$95,947,859	$73,400,112	33.9%

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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $216.7 million at March 31, 2022.
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
(6)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc. (“Terra Fund 6”), an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of our sponsor and Terra REIT Advisors.
(7)For the three months ended March 31, 2022, Terra Property Trust suspended interest income accrual of $0.6 million on this loan, because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral.
(8)This loan is in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset. For the three months ended March 31, 2022, Terra Property Trust suspended interest income accrual of $0.5 million on this loan because recovery of such income was doubtful.
(9)These loans were used as collateral for $58.2 million of borrowings under a repurchase agreement.
(10)These loans were used as collateral for $118.3 million of borrowings under a repurchase agreement.
(11)These loans were used as collateral for $65.0 million of borrowings under a revolving line of credit.
(12)Terra Property Trust purchased a portion of the interest in this loan from Terra Fund 6 via a participation agreement.
(13)In March 2020, Terra Property Trust entered into a financing transaction where a third-party purchased an A-note position. Because the transaction does not qualify for sale accounting, the gross amount of the loan remains in the consolidated balance sheets. The liability is reflected as secured borrowing in Terra Property Trust’s consolidated balance sheets.
(14)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(15)Terra Property Trust acquired the collateral for this loan pursuant to a deed in lieu of foreclosure. The land is currently vacant and the fair value reflects its estimated selling price. In March 2022, Terra Property Trust entered into a sales agreement to sell the land. As of March 31, 2022, the land was classified as assets held-for-sale on Terra Property Trust’s consolidated balance sheets.
(16)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(17)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.
(18)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of March 31, 2022, the unfunded commitment was $16.4 million.
(19)In the fourth quarter of 2021 and the first quarter of 2022, Terra Property Trust purchased equity interests in three joint ventures that invest in real estate properties.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2022 (Unaudited) and December 31, 2021
    The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2021:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,982,101	$5,341,307	2.4%
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,145,614	3,059,611	2,340,602	1.1%
UNJ Sole Member, LLC (4)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2017	7,444,357	7,477,190	7,477,190	5,720,050	2.6%
								17,444,357	17,622,804	17,518,902	13,401,959	6.1%
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2023	60,012,639	60,012,639	57,858,019	44,261,385	20.3%
REEC Harlem Holdings Company, LLC (7)	US - NY	Mixed-use	LIBOR + 12.5% (no Floor)	12.6%	—%	3/9/2018	3/9/2023	16,633,292	16,633,292	3,708,310	2,836,857	1.3%
RS JZ Driggs, LLC (5)(6)(8)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	15,606,409	15,754,641	15,748,942	12,047,941	5.5%
								92,252,340	92,400,572	77,315,271	59,146,183	27.1%
First mortgages:
14th & Alice Street Owner, LLC (9)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	4.3%	2.0%	10/15/2021	4/15/2023	39,384,000	40,089,153	40,130,448	30,699,793	14.1%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (no Floor)	4.6%	0.5%	2/22/2019	8/10/2023	53,289,288	53,536,884	52,031,363	39,803,993	18.3%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 4.25% (0.10% Floor)	4.4%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,354	22,594,654	17,284,910	7.9%
606 Fayetteville LLC and 401 E. Lakewood LLC (11)	US - NC	Land	9.0%	9.0%	1.0%	8/16/2021	8/1/2023	16,829,962	16,935,803	16,974,601	12,985,570	6.0%
870 Santa Cruz, LLC (11)	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	17,540,875	17,669,303	17,781,285	13,602,683	6.2%
AGRE DCP Palm Springs, LLC (10)(12)	US - CA	Hotel - full/ select service	LIBOR + 5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,381	43,669,992	43,829,842	33,529,829	15.5%
Austin H. I. Borrower LLC (11)(13)	US- TX	Hotel - full/ select service	LIBOR + 7.5% (0.25% Floor)	7.8%	1.0%	9/21/2021	10/1/2024	13,625,000	13,725,690	13,735,569	10,507,710	4.8%
D-G Acquisition #6, LLC and D-G Quimisa, LLC (11)	US - CA	Land	LIBOR + 7.0% (0.25% Floor)	7.3%	0.5%	7/21/2021	7/21/2023	8,607,092	8,605,341	8,645,413	6,613,741	3.0%
Hillsborough Owners LLC (14)	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	8.3%	1.0%	10/27/2021	11/1/2023	4,863,009	4,866,542	4,883,878	3,736,167	1.7%
NB Factory TIC 1, LLC (9)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	5.3%	3.3%	8/16/2021	3/5/2023	28,000,000	28,420,056	28,851,547	22,071,433	10.1%
Patrick Henry Recovery Acquisition, LLC (10)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,124	18,055,377	13,812,363	6.3%
The Lux Washington, LLC (11)	US - WA	Land	LIBOR + 7.0% (0.75% floor)	7.8%	1.0%	7/22/2021	1/22/2024	3,523,401	3,382,683	3,553,330	2,718,297	1.2%
University Park Berkeley, LLC (10)(15)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	25,815,378	25,991,962	26,015,500	19,901,858	9.1%
Windy Hill PV Five CM, LLC (16)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	49,954,068	50,264,568	50,077,674	38,309,421	17.6%
								345,454,454	348,101,455	347,160,481	265,577,768	121.8%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2021 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Credit facility:
William A. Shopoff & Cindy L. Shopoff (5)(6)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	$25,000,000	$25,206,964	$25,206,965	$19,283,328	8.8%
								25,000,000	25,206,964	25,206,965	19,283,328	8.8%
Total gross loans held for investment								480,151,151	483,331,795	467,201,619	357,409,238	163.8%
Obligations under participation agreements and secured borrowing (5)(6)(16)								(76,569,398)	(76,818,156)	(75,900,089)	(58,063,568)	(26.6)%
Allowance for loan losses								—	(13,658,481)	—	—	—%
Net loans held for investment								$403,581,753	$392,855,158	$391,301,530	$299,345,670	137.2%

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(19)
Multi-tenant office building in Santa Monica, CA (17)	7/30/2018	$65,043,111	$31,962,692	$33,080,419	$25,306,521	11.6%
Land in Conshohocken, PA (18)	1/9/2019	10,000,000	—	10,000,000	7,650,000	3.5%
		$75,043,111	$31,962,692	$43,080,419	$32,956,521	15.1%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (20):
Common and preferred shares:
Nexpoint Real Estate Finance, Inc. - Cumulative Series A Preferred Shares	8.5%	7/30/2020	7/24/2025	50,000	$1,176,006	$1,310,000	$1,002,150	0.5%
Total marketable securities					$1,176,006	$1,310,000	$1,002,150	0.5%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (21)				50%	$40,458,282	$39,643,024	$30,326,913	13.9%
LEL Arlington JV LLC - limited liability member units (22)				80%	23,949,044	23,949,044	18,321,019	8.4%
LEL NW 49th LV LLC - limited liability member units (22)				80%	5,306,467	5,306,467	4,059,447	1.9%
					$69,713,793	$68,898,535	$52,707,379	24.2%
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
(6)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Fund 6, an affiliated fund advised by Terra Income Advisors, LLC, an affiliate of our sponsor and Terra REIT Advisors.
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
(14)Terra Property Trust purchased a portion of the interest in this loan from Terra Fund 6 via a participation agreement.
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
(21)On August 3, 2020, Terra Property Trust entered into a subscription agreement with RESOF whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of December 31, 2021, the unfunded commitment was $15.1 million.
(22)In the fourth quarter of 2021, Terra Property Trust purchased equity interests in two joint ventures that invest in real estate properties.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements (Unaudited)
March 31, 2022

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of March 31, 2022, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

As described in greater detail in Note 8, on May 2, 2022, Terra Property Trust, Terra Fund 6, Terra Merger Sub, LLC, a wholly owned subsidiary of Terra Property Trust (“Merger Sub”), Terra Income Advisors, LLC and Terra REIT Advisors, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions therein, Terra Income Fund 6 will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra Property Trust (such surviving company, the “Surviving Company” and such transaction, the “Merger”). The Merger is expected to close during the third quarter of 2022, subject to the required approvals by Terra Income Fund 6’s stockholders and other customary closing conditions. There can be no assurances that the Merger will close.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The interim financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP”) and include all of the Company’s accounts. The accompanying interim financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. However, after two years into the COVID-19 pandemic, the real estate market has started to recover from the dislocation it experienced. A strong pace of vaccination along with aggressive fiscal stimulus, has improved the outlook for the real estate market. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its investments and operations. The Company believes the estimates and assumptions underlying its financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, the extent to which the COVID-19 pandemic may impact the Company’s investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the COVID-19 pandemic, and actions taken by federal, state and local agencies as well as the general public to contain the COVID-19 pandemic or treat its impact, among others. Accordingly, any estimates and assumptions as of March 31, 2022 are inherently less certain than they would be absent the current and potential impacts of the COVID-19 pandemic.

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
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2022 and 2021, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2018-2020 federal tax years remain subject to examination by the Internal Revenue Service.

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

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of both March 31, 2022 and December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

Notes to Unaudited Financial Statements

The following tables present a summary of the Company’s investment at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$217,482,964	$216,121,691	99.7%	$219,704,515	$217,324,720	99.7%

For the three months ended March 31, 2022 and 2021, the Company received approximately $3.0 million and $3.0 million of distributions from Terra JV, of which $2.2 million and $1.9 million were returns of capital, respectively.

        As of both March 31, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	March 31, 2022	December 31, 2021
Carrying value of loans held for investment	$558,019,000	$469,673,314
Equity investment in unconsolidated investments	91,662,090	69,713,793
Real estate owned, net	62,448,945	65,776,839
Cash, cash equivalent and restricted cash	25,568,820	51,098,647
Other assets	34,897,190	37,279,565
Total assets	772,596,045	693,542,158
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(448,176,646)	(364,910,392)
Accounts payable, accrued expenses and other liabilities	(45,804,851)	(45,078,478)
Lease intangible liabilities	(9,426,358)	(9,709,710)
Total liabilities	(503,407,855)	(419,698,580)
Stockholder’s equity	$269,188,190	$273,843,578

	Three Months Ended March 31,
	2022	2021
Revenues	$12,112,270	$10,289,252
Expenses	(14,241,581)	(10,136,375)
Realized gains on marketable securities	51,133	—
Unrealized losses on marketable securities	(99,044)	(14,608)
Equity income from unconsolidated investments	1,419,335	1,337,827
Net (loss) income	$(757,887)	$1,476,096

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$216,121,691	$216,121,691

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$217,324,720	$217,324,720

    Changes in Level 3 investment for the three months ended March 31, 2022 and 2021 were as follows:

	Equity Investment in Terra JV
	Three Months Ended March 31,
	2022	2021
Beginning balance	$217,324,720	$235,357,977
Return of capital	(2,221,551)	(1,852,767)
Net change in unrealized appreciation on investment	1,018,522	492,466
Ending balance	$216,121,691	$233,997,676
Net change in unrealized appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$1,018,522	$492,466

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2022 and 2021, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at March 31, 2022 and December 31, 2021 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	March 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$216,121,691	Discounted cash flow (1)(2)	Discount rate (1)(2)	1.90%	15.00%	14.74%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$217,324,720	Discounted cash flow (1)(2)	Discount rate (1)(2)	2.45%	15.00%	12.66%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with cap rate ranges from 5.25% to 6.00% as of March 31, 2022 and December 31, 2021, respectively. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel is based on the estimated selling price.

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

Dividend Income

    As discussed in Note 3, for the three months ended March 31, 2022 and 2021, the Company received approximately $3.0 million and $3.0 million of distributions from Terra JV, of which $2.2 million and $1.9 million were returns of capital, respectively.

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

Note 6. Members’ Capital

    As of both March 31, 2022 and December 31, 2021, the Company had 6,636.6 units outstanding. The net asset value per unit was $32,659 and $32,860 as of March 31, 2022 and December 31, 2021, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company made total distributions to non-managing members of $3.0 million and $3.0 million, respectively. For the three months ended March 31, 2022 and 2021, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of March 31,

Notes to Unaudited Financial Statements

2022 and 2021, no such reserve was established. For the three months ended March 31, 2022 and 2021, the Company did not redeem any units.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the three months ended March 31, 2022 and 2021. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per unit operating performance:
Net asset value per unit, beginning of period	$32,860	$35,467
Increase in members’ capital from operations (1):
Net investment income	95	152
Net change in unrealized appreciation on investment	153	74
Total increase in members’ capital from operations	248	226
Distributions to members (2):
Capital distributions	(449)	(449)
Net decrease in members’ capital resulting from distributions	(449)	(449)
Net asset value per unit, end of period	$32,659	$35,244

Ratios to average net assets:
Expenses	0.23%	0.21%
Net investment income	1.13%	1.72%

IRR, beginning of period	4.91%	5.82%
IRR, end of period	4.86%	5.73%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,636.6 and 6,637.8 for the three months ended March 31, 2022 and 2021.
(2)The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that there are no material events other than the one described below that would require adjustment to, or disclosure in, the Company’s financial statements.

On May 2, 2022, Terra Property Trust, Terra Fund 6, Merger Sub, Terra Income Advisors, LLC and Terra REIT Advisors, LLC, entered into the Merger Agreement pursuant to which, subject to the terms and conditions therein, Terra Fund 6 will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra Property Trust.

Notes to Unaudited Financial Statements

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), except for any shares of common stock, par value $0.001 per share, of Terra Fund 6 (“Terra BDC Common Stock”) held by Terra Property Trust or any of its wholly owned subsidiary or Terra Fund 6, which will be automatically retired and cease to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock will be automatically cancelled and retired and converted into the right to receive (i) 0.595 shares (as such number may be adjusted in accordance with the Merger Agreement, the “Exchange Ratio”) of the newly designated Class B Common Stock, par value $0.01 per share, of Terra Property Trust (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common to which such holder would otherwise be entitled by (y) $14.38.

Prior to the Effective Time, Terra Property Trust will file with the State Department of Assessments and Taxation of Maryland Articles of Amendment to the Articles of Amendment and Restatement of Terra Property Trust (the “Charter Amendment”). Pursuant to the Charter Amendment, (i) the authorized shares of stock which Terra Property Trust has authority to issue will be increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of Terra Property Trust’s common stock issued and outstanding immediately prior to the Effective Time will be automatically changed into one issued and outstanding share of Class B Common Stock.

Except with respect to conversion, each share of Class B Common Stock will have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of Terra Property Trust’s common stock. On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as approved by Terra Property Trust’s board of directors (the “First Conversion Date”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by Terra Property Trust’s board of directors (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by Terra Property Trust’s board of directors, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

Pursuant to the Merger Agreement, Terra Property Trust has agreed to take all necessary corporate action so that upon and after the Effective Time, the size of Terra Property Trust’s board of directors is increased from three to six, and three individuals designated by Terra Fund 6 (the “Terra BDC Designees”) are elected to the Board. If a Terra BDC Designee is not able or willing to serve on Terra Property Trust’s board of directors as of the Effective Time, Terra Fund 6 will select a replacement within a reasonable period of time prior to the Effective Time, and Terra Property Trust’s board of directors will elect such replacement as a member of Terra Property Trust’s board of directors as of the Effective Time.

The Merger is expected to close during the third quarter of 2022, subject to the required approvals by Terra Fund 6’s stockholders and other customary closing conditions. There can be no assurances that the Merger will close.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors” or the “Manager”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra JV, LLC (“Terra JV”); Terra Income Fund 6, Inc. (“Terra Fund 6”);Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Property Trust, Inc. (“Terra Property Trust”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“ RESOF”); or any of their affiliates;

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

•Terra Property Trust’s ability to complete the contemplated acquisition of Terra Fund 6 (as defined herein) and achieve the expected synergies, cost savings and other benefits from the acquisition of Terra Fund 6;

•risks associated with achieving expected synergies, cost savings and other benefits from acquisitions, including the contemplated acquisition of Terra Fund 6, and Terra Property Trust’s increased scale;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and in “Part II - Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of March 31, 2022, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of March 31, 2022, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Recent Developments

Terra BDC Merger

On May 2, 2022, Terra Property Trust, Terra Fund 6, Terra Merger Sub, LLC, a wholly owned subsidiary of Terra Property Trust (“Merger Sub”), Terra Income Advisors, LLC and Terra REIT Advisors, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions therein, Terra Fund 6 will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra Property Trust (such surviving company, the “Surviving Company” and such transaction, the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.001 per share, of Terra Fund 6 (“Terra BDC Common Stock”) will be automatically cancelled and retired and converted into the right to receive (i) 0.595 shares (as such number may be adjusted in accordance with the Merger Agreement, the “Exchange Ratio”) of the newly designated Class B Common Stock, par value $0.01 per share, of Terra Property Trust (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common to which such holder would otherwise be entitled by (y) $14.38.

Prior to the Effective Time, Terra Property Trust will file with Maryland Articles of Amendment to the Articles of Amendment and Restatement of Terra Property Trust (the “Charter Amendment”). Pursuant to the Charter Amendment, (i) the authorized shares of stock which Terra Property Trust has authority to issue will be increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“Class A Common Stock”), 450,000,000 shares of Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of Terra Property Trust’s common stock issued and outstanding immediately prior to the Effective Time will be automatically converted into one issued and outstanding share of Class B Common Stock.

Each share of Class B Common Stock will have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of Terra Property

Trust’s common stock. On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date as is approved by Terra Property Trust’s board of directors (the “First Conversion Date”), one-third of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as shall be approved by Terra Property Trust’s board of directors (the “Second Conversion Date”), one-half of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as shall be approved by Terra Property Trust’s board of directors, all of the issued and outstanding shares of Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of Class A Common Stock.

Pursuant to the Merger Agreement, Terra Property Trust has agreed to take all necessary corporate action so that upon and after the Effective Time, the size of Terra Property Trust’s board of directors is increased from three to six, and three individuals designated by Terra Fund 6 (the “Terra BDC Designees”) are elected to the Board. If a Terra BDC Designee is not able or willing to serve on Terra Property Trust’s board of directors as of the Effective Time, Terra Fund 6 will select a replacement within a reasonable period of time prior to the Effective Time, and Terra Property Trust’s board of directors will elect such replacement as a member of Terra Property Trust’s board of directors as of the Effective Time.

The Merger is expected to close during the third quarter of 2022, subject to the required approvals by Terra Fund 6’s stockholders and other customary closing conditions. There can be no assurances that the Merger will close.

COVID-19 Pandemic

The COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures, such as quarantines and restrictions on travel, to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	7	18	25	5	25
Principal balance	$97,914,340	$469,606,633	$567,520,973	$95,283,106	$472,237,867
Amortized cost	99,264,597	458,754,403	558,019,000	96,090,690	461,928,310
Fair value	99,045,593	457,961,364	557,006,957	95,483,175	461,523,782
Weighted average coupon rate	12.92%	7.16%	8.15%	11.07%	7.56%
Weighted-average remaining term (years)	1.98	1.32	1.44	0.97	1.53

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 0.45% and SOFR of 0.16% as of March 31, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of March 31, 2022 and December 31, 2021, amount included $351.1 million and $290.6 million of senior mortgages used as collateral for $241.5 million and $176.9 million of borrowings under credit facilities, respectively.
(3)As of March 31, 2022 and December 31, 2021, sixteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to its net loan portfolio, as of March 31, 2022 and December 31, 2021, Terra Property Trust owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and a multi-tenant office building acquired pursuant to a foreclosure. The land and building and related lease intangible assets and liabilities had a net carrying value of $53.0 million and $56.1 million as of March 31, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $31.8 million and $32.0 million as of March 31, 2022 and December 31, 2021, respectively.

Additionally, as of March 31, 2022 and December 31, 2021, Terra Property Trust owned 44.2% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2022 and 2021, we purchased equity interests in three joint ventures. As of March 31, 2022 and December 31, 2021, these equity interests had total carrying value of $91.7 million and $69.7 million, respectively.

Portfolio Investment Activity

    For the three months ended March 31, 2022 and 2020, Terra Property Trust invested $26.0 million and $15.5 million in new and add-on investments and had $1.4 million and $25.0 million of repayments, resulting in net investments of $24.6 million and net repayments of $9.5 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	March 31, 2022				December 31, 2021
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$373,263,411	$376,115,508	$376,309,856	59.6%	$310,933,350	$313,515,326	$312,735,452	58.3%
Preferred equity investments	63,767,599	63,850,511	49,787,433	7.9%	63,441,546	63,515,633	49,187,299	9.2%
Mezzanine loans	17,444,357	17,615,889	17,371,312	2.8%	17,444,357	17,622,804	17,518,902	3.3%
Credit facility	17,762,500	18,055,179	18,055,181	2.9%	11,762,500	11,859,876	11,859,877	2.2%
Allowance for loan losses	—	(13,708,777)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$472,237,867	461,928,310	461,523,782	73.2%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		475,201	510,151	0.1%		1,176,006	1,310,000	0.2%
Real estate owned		53,022,587	73,438,122	11.6%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		91,662,090	95,947,859	15.2%		69,713,793	68,898,535	12.8%
Total		$607,088,188	$631,419,914	100.1%		$519,812,086	$536,553,176	100.0%

	March 31, 2022				December 31, 2021
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$170,616,825	$171,393,890	$168,875,011	26.8%	$166,071,342	$166,836,320	$163,723,036	30.6%
Multifamily	96,746,958	98,042,469	98,079,744	15.5%	72,999,417	73,955,240	74,017,225	13.9%
Hotel - full/select service	56,918,328	57,520,720	57,571,618	9.1%	56,847,381	57,395,682	57,565,411	10.7%
Industrial	54,334,108	54,255,229	55,094,623	8.7%	18,762,500	18,859,876	18,841,978	3.5%
Infill land	33,807,563	33,895,151	34,066,059	5.4%	28,960,455	28,923,827	29,173,344	5.4%
Student housing	31,000,000	31,667,292	31,891,172	5.1%	31,000,000	31,565,670	31,911,158	5.9%
Mixed use	28,814,085	28,862,336	15,945,555	2.5%	28,940,658	28,977,024	16,069,378	3.0%
Allowance for loan losses	—	(13,708,777)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$472,237,867	461,928,310	461,523,782	73.1%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		475,201	510,151	0.1%		1,176,006	1,310,000	0.2%
Real estate owned		53,022,587	73,438,122	11.6%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		91,662,090	95,947,859	15.2%		69,713,793	68,898,535	12.8%
Total		$607,088,188	$631,419,914	100.0%		$519,812,086	$536,553,176	100.0%

	March 31, 2022				December 31, 2021
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$191,026,179	$192,975,258	$193,108,596	30.6%	$187,209,547	$189,082,380	$189,447,577	35.3%
New York	63,767,599	63,850,511	49,787,433	7.8%	63,441,546	63,515,633	49,187,299	9.1%
Georgia	53,970,491	54,221,854	53,083,178	8.4%	53,289,288	53,536,884	52,031,363	9.7%
North Carolina	45,781,188	46,026,460	45,797,474	7.3%	44,492,971	44,704,699	44,453,133	8.3%
New Jersey	35,571,608	35,391,604	36,368,139	5.8%	—	—	—	—%
Utah	28,000,000	28,529,857	28,861,172	4.6%	28,000,000	28,420,056	28,851,547	5.4%
Washington	24,424,855	24,487,967	24,600,471	3.9%	3,523,401	3,382,683	3,553,330	0.7%
Texas	13,695,947	13,824,587	13,832,906	2.2%	13,625,000	13,725,690	13,735,569	2.6%
Massachusetts	7,000,000	7,000,000	6,862,858	1.1%	7,000,000	7,000,000	6,982,101	1.3%
Pennsylvania	6,000,000	6,191,554	6,191,555	1.0%	—	—	—	—%
South Carolina	3,000,000	3,137,435	3,030,000	0.5%	3,000,000	3,145,614	3,059,611	0.6%
Allowance for loan losses	—	(13,708,777)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$472,237,867	461,928,310	461,523,782	73.2%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		475,201	510,151	0.1%		1,176,006	1,310,000	0.2%
Real estate owned		53,022,587	73,438,122	11.6%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		91,662,090	95,947,859	15.2%		69,713,793	68,898,535	12.8%
Total		$607,088,188	$631,419,914	100.1%		$519,812,086	$536,553,176	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Investment income
Dividend income	$758,110	$1,126,895	$(368,785)
Other operating income	11	20	(9)
Total investment income	758,121	1,126,915	(368,794)
Operating expenses
Professional fees	127,060	120,135	6,925
Other	1,392	385	1,007
Total operating expenses	128,452	120,520	7,932
Net investment income	629,669	1,006,395	(376,726)
Net change in unrealized appreciation on investment	1,018,522	492,466	526,056
Net increase in members’ capital resulting from operations	$1,648,191	$1,498,861	$149,330

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both March 31, 2022 and 2021, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended March 31, 2022 and 2021, we received distributions of $3.0 million and $3.0 million, or $0.20 and $0.20 per share, from Terra Property Trust, of which $0.8 million and $1.1 million was recorded as dividend income and $2.2 million and $1.9 million was recorded as return of capital, respectively.

For the three months ended March 31, 2022, Terra Property Trust recorded a net loss of $0.8 million, compared to a net income of $1.5 million recorded in the same period in 2021. The change in Terra Property Trust’s net (loss) income was due to an impairment charge of $1.6 million recorded on 4.9 acres of adjacent land for the three months ended March 31, 2022 to reduce the carrying value of the land to its estimated selling price (there was no impairment charge for the three months ended March 31, 2021) and an increase of $1.0 million in fees paid and operating expenses reimbursed to Terra Property Trust’s manager resulting from an increase in Terra Property Trust’s total assets under management, partially offset by a decrease in provision for loan losses of $0.2 million resulting from a decline in loans with higher risk and an increase in income from equity investment in unconsolidated investments of $0.1 million resulting from net equity income from the joint ventures that Terra Property Trust invested in in the fourth quarter of 2021 and first quarter of 2022.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$506,206,479	7.7%	$408,985,092	8.4%
Obligations under participation agreements and secured borrowing	(79,023,662)	10.4%	(88,594,532)	10.1%
Repurchase agreement payable	(102,225,409)	2.5%	—	—%
Term loan payable	(42,140,886)	5.3%	(107,776,898)	5.3%
Revolving line of credit	(44,891,269)	4.0%	(1,745,785)	4.0%
Net loans (3)	$237,925,253	10.2%	$210,867,877	9.3%
Senior loans
Gross loans	304,278,978	6.2%	255,124,634	6.4%
Obligations under participation agreements and secured borrowing	(49,397,683)	9.9%	(45,478,823)	8.6%
Repurchase agreement payable	(102,225,409)	2.5%	—	—%
Term loan payable	(42,140,886)	5.3%	(107,776,898)	5.3%
Revolving line of credit	(44,891,269)	4.0%	(1,745,785)	4.0%
Net loans (3)	$65,623,731	11.3%	$100,123,128	6.6%
Subordinated loans (4)
Gross loans	201,927,501	9.6%	153,860,458	11.7%
Obligations under participation agreements	(29,625,979)	11.2%	(43,115,709)	11.6%
Net loans (3)	$172,301,522	9.3%	$110,744,749	11.7%
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

    For the three months ended March 31, 2022 as compared to the same period in 2021, the decrease in weighted average coupon rate was primarily due to a higher volume of loan originations with lower coupon rates.

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

For the three months ended March 31, 2022, we recorded an increase in net change in unrealized appreciation on investment of $1.0 million, primarily due to an increase in the fair value of loans Terra Property Trust originated in the current period as well as a decrease in the trading price of its unsecured notes payable. For the three months ended March 31, 2021, we recorded an increase in net change in unrealized appreciation on investment of $0.5 million, primarily due to decreases in underlying index rates as a result of the macro-economic conditions.

Net Increase in Members’ Capital Resulting from Operations

    For the three months ended March 31, 2022 as compared to the same period in 2021, the resulting net increase in members’ capital resulting from operations increased by $0.1 million

Financial Condition, Liquidity and Capital Resources

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

A total of $44.7 million of Terra Property Trust’s obligations under participation agreements and $37.4 million of secured borrowing will mature in the next twelve months, and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $72.0 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $31.8 million of borrowings outstanding under a mortgage loan payable that bears interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust expects to refinance the mortgage loan payable by the time it matures. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of March 31, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
		$85,125,000
Variable Rate:
Mortgage loan payable	N/A	$31,757,725	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	9/27/2022
Line of credit	$125,000,000	64,953,549	$60,046,451	LIBOR plus 3.25% with a combined floor of 4.0%	3/12/2024
UBS repurchase agreement	195,000,000	58,169,600	136,830,400	LIBOR or Term SOFR if LIBOR is not available plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	118,349,549	81,650,451	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$273,230,423	$278,527,302

Cash Flows Provided by Operating Activities

2022 — For the three months ended March 31, 2022, cash flows provided by operating activities were $2.9 million, primarily due to $3.0 million of dividends received from Terra JV, of which $2.2 million was recorded as a return of capital.

2021 — For the three months ended March 31, 2021, cash flows provided by operating activities were $2.9 million, primarily due to $3.0 million of dividends received from Terra JV, of which $1.9 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2022 — For the three months ended March 31, 2022, cash flows used in financing activities were $3.0 million, primarily related to distributions paid to members.

2021 — For the three months ended March 31, 2021, cash flows used in financing activities was $3.0 million, primarily related to distributions paid to members.

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

    In addition to the fees described above, Terra Property Trust reimburses Terra REIT Advisors for operating expenses incurred in connection with services provided to the operations of Terra Property Trust, including Terra Property Trust’s allocable share of Terra REIT Advisors’s overhead, such as rent, employee costs, utilities, and technology costs.

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended March 31,
	2022	2021
Origination and extension fee expense (1)(2)	$686,365	$345,384
Asset management fee	1,488,095	1,156,543
Asset servicing fee	349,329	273,207
Operating expenses reimbursed to Manager	1,928,563	1,342,758
Disposition fee (3)	—	250,988
Total	$4,452,352	$3,368,880
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the three months ended March 31, 2022 excluded $0.2 million of origination fee paid to Terra Property Trust’s Manager in connection with its equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of March 31, 2022, Terra Property Trust had 15 investments with an aggregate principal balance of $358.5 million, net of obligations under participation agreements and secured borrowing, that provide for interest income at an annual rate of LIBOR plus a spread, 13 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.6 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $2.1 million. Additionally, Terra Property Trust had three investments with an aggregate principal balance of $52.6 million that provide for interest income at an annual rate of SOFR plus a spread, all of which were subject to a SOFR floor. A decrease of 100 basis points in SOFR would decrease Terra Property Trust’s annual interest income by $0.04 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $0.5 million.

    Additionally, as of March 31, 2022, Terra Property Trust had $31.8 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $65.0 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $102.8 million of first mortgages; a repurchase agreement with an outstanding balance of $58.2 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $84.5 million of first mortgages; and another repurchase agreement with an outstanding balance of $118.3 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $163.8 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease Terra Property Trust’s annual interest expense by approximately $0.4 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase Terra Property Trust’s annual interest expense by approximately $1.6 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2022 and 2021, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we, Terra Property Trust, Terra JV and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of Terra Property Trust’s rights under contracts with its portfolio companies. Additionally, as of March 31, 2022, Terra Property Trust owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra Property Trust is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. Terra Property Trust believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Terra Property Trust’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Terra Property Trust intends vigorously to pursue the litigation. While Terra Property Trust believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of Terra Property Trust’s interest in the ground lease and the office building.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

10.1
Second Amendment to Loan Documents dated as of January 4, 2022, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No 000-55780) filed with the SEC on March 11, 2022).

10.2
Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and amount Terra Mortgage Capital I, LLC, as Seller, Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No 000-55780) filed with the SEC on March 11, 2022).

10.3
Guarantee Agreement dated as of February 18, 2022, by and amount Terra Property Trust, Inc., as Guarantor, in favor of Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No 000-55780) filed with the SEC on March 11, 2022).

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

Date: May 12, 2022

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