Form 10-Q
period 2022-06-30
Terra Secured Income Fund 5, LLC
filed 2022-08-12
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55780
Terra Secured Income Fund 5, LLC
(Exact name of registrant as specified in its charter)

Delaware	90-0967526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 West 28th Street, 12th Floor
New York, New York 10001
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2022, the registrant had 6,624.4 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $215,364,297 and $219,704,515, respectively)	$217,575,511	$217,324,720
Cash and cash equivalents	294,993	836,052
Other assets	18,830	33,830
Total assets	$217,889,334	$218,194,602

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$162,767	$118,025
Total liabilities	162,767	118,025
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	217,726,567	218,076,577
Total members’ capital	217,726,567	218,076,577
Total liabilities and members’ capital	$217,889,334	$218,194,602
Net asset value per unit	$32,867	$32,860

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
Dividend income	$756,984	$—	$1,515,094	$1,126,895
Other operating income	15	13	26	33
Total investment income	756,999	13	1,515,120	1,126,928
Operating expenses
Professional fees	133,139	110,845	260,199	230,980
Other	1,527	1,355	2,919	1,740
Total operating expenses	134,666	112,200	263,118	232,720
Net investment income (loss)	622,333	(112,187)	1,252,002	894,208
Net change in unrealized appreciation (depreciation) on investment	3,572,487	(1,737,815)	4,591,009	(1,245,349)
Net increase (decrease) in members’ capital resulting from operations	$4,194,820	$(1,850,002)	$5,843,011	$(351,141)
Per unit data:
Net investment income (loss) per unit	$94	$(17)	$189	$137
Net increase (decrease) in members’ capital resulting from operations per unit	$633	$(279)	$881	$(49)
Weighted average units outstanding	6,626.2	6,636.2	6,630.9	6,636.4

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	218,076,577
Capital distributions	—	(2,979,044)	(2,979,044)
Increase in members’ capital resulting from operations:
Net investment income	—	629,669	629,669
Net change in unrealized appreciation on investment	—	1,018,522	1,018,522
Net increase in members’ capital resulting from operations	—	1,648,191	1,648,191
Balance at March 31, 2022	—	216,745,724	216,745,724
Capital distributions	—	(2,813,249)	(2,813,249)
Capital redemptions	—	(400,728)	(400,728)
Increase in members’ capital resulting from operations:
Net investment income	—	622,333	622,333
Net change in unrealized appreciation on investment	—	3,572,487	3,572,487
Net increase in members’ capital resulting from operations	—	4,194,820	4,194,820
Balance at June 30, 2022	$—	$217,726,567	$217,726,567

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	$—	$235,417,419	$235,417,419
Capital distributions	—	(2,979,582)	(2,979,582)
Increase in members’ capital resulting from operations:
Net investment income	—	1,006,395	1,006,395
Net change in unrealized appreciation on investment	—	492,466	492,466
Net increase in members’ capital resulting from operations	—	1,498,861	1,498,861
Balance at March 31, 2021	—	233,936,698	233,936,698
Capital distributions	—	(2,979,254)	(2,979,254)
Capital redemptions	—	(39,227)	(39,227)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(112,187)	(112,187)
Net change in unrealized depreciation on investment	—	(1,737,815)	(1,737,815)
Net decrease in members’ capital resulting from operations	—	(1,850,002)	(1,850,002)
Balance at June 30, 2021	$—	$229,068,215	$229,068,215

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in members’ capital resulting from operations	$5,843,011	$(351,141)
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	4,340,218	5,242,428
Net change in unrealized (appreciation) depreciation on investment	(4,591,009)	1,245,349

Changes in operating assets and liabilities:
Decrease in other assets	15,000	15,000
Increase in accounts payable and accrued expenses	44,742	22,406
Net cash provided by operating activities	5,651,962	6,174,042

Cash flows from financing activities:
Distributions paid	(5,792,293)	(5,958,836)
Payment for capital redemptions	(400,728)	(39,227)
Net cash used in financing activities	(6,193,021)	(5,998,063)

Net (decrease) increase in cash and cash equivalents	(541,059)	175,979
Cash and cash equivalents at beginning of period	836,052	225,214
Cash and cash equivalents at end of period	$294,993	$401,193

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
June 30, 2022 (Unaudited) and December 31, 2021

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both June 30, 2022 and December 31, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both June 30, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of June 30, 2022 and December 31, 2021:

		Percentage Interest	June 30, 2022			December 31, 2021
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$215,364,297	$217,575,511	99.9%	$219,704,515	$217,324,720	99.7%

As of both June 30, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both June 30, 2022 and December 31, 2021, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at June 30, 2022:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,604,384	$5,052,354	2.3%
UNJ Sole Member, LLC (4)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2027	7,444,357	7,479,324	7,479,324	5,721,683	2.6%
								14,444,357	14,479,324	14,083,708	10,774,037	4.9%
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2023	60,911,857	60,911,857	59,181,007	45,273,470	20.7%
REEC Harlem Holdings Company, LLC (7)	US - NY	Mixed-use	LIBOR + 12.5% (no Floor)	14.3%	—%	3/9/2018	3/9/2023	15,945,733	15,945,733	3,028,853	2,317,073	1.1%
RS JZ Driggs, LLC (5)(6)(8)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	18,021,901	18,196,638	18,101,939	13,847,983	6.4%
								94,879,491	95,054,228	80,311,799	61,438,526	28.2%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (9)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	5.8%	2.0%	10/15/2021	4/15/2023	$39,633,577	$40,365,058	$40,388,515	$30,897,214	14.2%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5% (no Floor)	6.3%	0.5%	2/22/2019	8/10/2023	55,449,700	55,707,130	54,297,060	41,537,251	19.1%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR + 4.25% (0.10% Floor)	6.0%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,449	22,397,552	17,134,127	7.9%
870 Santa Cruz, LLC (11)	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	8.5%	1.0%	12/15/2020	12/15/2023	21,373,119	21,576,127	21,616,421	16,536,562	7.6%
AARSHW Property LLC (11)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	8.6%	0.9%	3/7/2022	3/7/2024	21,750,554	21,617,158	21,912,880	16,763,353	7.7%
AAESUF Property LLC (11)	US - NJ	Land	SOFR +11.95% (0.05% Floor)	13.0%	5%-10%	3/15/2022	3/1/2024	16,995,416	17,160,703	17,665,678	13,514,244	6.2%
AGRE DCP Palm Springs, LLC (10)	US - CA	Hotel - full/ select service	LIBOR + 5.0% (1.80% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,382	43,722,443	42,411,267	32,444,619	14.9%
D-G Acquisition #6, LLC and D-G Quimisa, LLC (11)	US - CA	Industrial	LIBOR + 7.0% (0.25% Floor)	8.8%	0.5%	7/21/2021	7/21/2023	8,902,444	8,917,380	8,942,875	6,841,299	3.1%
Grandview’s Madison Place, LLC (9)	US - WA	Multifamily	SOFR + 4.45% (0.05% Floor)	5.5%	0.8%	2/10/2022	2/10/2025	17,000,000	17,109,144	17,109,144	13,088,495	6.0%
Grandview’s Remington Place, LLC (9)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	6.1%	0.5%	4/22/2022	4/22/2024	20,175,000	20,225,692	20,265,338	15,502,984	7.1%
Hillsborough Owners LLC (12)	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	9.8%	1.0%	10/27/2021	11/1/2023	5,822,301	5,843,056	5,847,610	4,473,422	2.1%
NB Factory TIC 1, LLC (9)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	6.8%	3.3%	8/16/2021	3/5/2023	28,000,000	28,633,217	28,864,356	22,081,232	10.1%
Patrick Henry Recovery Acquisition, LLC (10)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.7%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,878	17,677,232	13,523,082	6.2%
The Lux Washington, LLC (11)	US - WA	Multifamily	LIBOR + 7.0% (0.75% floor)	8.8%	1.0%	7/22/2021	1/22/2024	9,492,704	9,497,010	9,575,185	7,325,017	3.4%
University Park Berkeley, LLC (10)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	6.0%	0.8%	2/27/2020	3/1/2023	25,815,378	25,998,358	25,725,509	19,680,014	9.0%
Windy Hill PV Five CM, LLC (13)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	55,205,494	55,506,041	55,273,327	42,284,095	19.4%
								409,638,069	412,822,844	409,969,949	313,627,010	144.0%
Credit facility:
William A. Shopoff & Cindy L. Shopoff (5)(6)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	25,000,000	25,220,416	25,220,417	19,293,619	8.9%
								25,000,000	25,220,416	25,220,417	19,293,619	8.9%
Total gross loans held for investment								543,961,917	547,576,812	529,585,873	405,133,192	186.0%
Obligations under participation agreements and secured borrowing (5)(6)(13)								(81,720,904)	(82,087,795)	(81,241,742)	(62,149,933)	(28.5)%
Allowance for loan losses								—	(13,734,410)	—	—	—%
Net loans held for investment								$462,241,013	$451,754,607	$448,344,131	$342,983,259	157.5%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2022 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(15)
Multi-tenant office building in Santa Monica, CA (14)	7/30/2018	$65,043,111	$31,549,627	$33,493,484	$25,622,515	11.8%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (16)				37%	$41,078,005	$40,365,886	$30,879,903	14.2%
LEL Arlington JV LLC - limited liability member units (17)				80%	23,457,972	23,457,972	17,945,349	8.2%
LEL NW 49th LV LLC - limited liability member units (17)				80%	5,204,008	5,204,008	3,981,066	1.8%
TCG Corinthian FL Portfolio JV LLC (17)				90%	22,156,688	22,156,688	16,949,866	7.8%
					$91,896,673	$91,184,554	$69,756,184	32.0%

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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $217.7 million at June 30, 2022.
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
(7)For the three and six months ended June 30, 2022, Terra Property Trust suspended interest income accrual of $0.6 million and $1.2 million on this loan, respectively, because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral.
(8)This loan is in maturity default. Terra Property Trust has exercised its rights and is facilitating the completion of construction of the asset in anticipation of lease up and disposition of the asset. For the three and six months ended June 30, 2022, Terra Property Trust suspended interest income accrual of $0.6 million and $1.2 million on this loan, respectively, because recovery of such income was doubtful.
(9)These loans were used as collateral for $74.3 million of borrowings under a repurchase agreement.
(10)These loans were used as collateral for $118.3 million of borrowings under a repurchase agreement.
(11)These loans were used as collateral for $48.8 million of borrowings under a revolving line of credit.

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
(16)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of June 30, 2022, the unfunded commitment was $16.6 million.
(17)In the fourth quarter of 2021 and the first quarter of 2022, Terra Property Trust purchased equity interests in three joint ventures that invest in real estate properties.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2022 (Unaudited) and December 31, 2021
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
June 30, 2022 (Unaudited) and December 31, 2021

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
June 30, 2022

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of June 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

On May 2, 2022, Terra Property Trust, Terra Fund 6, Terra Merger Sub, LLC, a wholly owned subsidiary of Terra Property Trust (“Merger Sub”), Terra Income Advisors, LLC and Terra REIT Advisors, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions therein, Terra Fund 6 will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra Property Trust (such surviving company, the “Surviving Company” and such transaction, the “BDC Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the BDC Merger (the “Effective Time”), except for any shares of common stock, par value $0.001 per share, of Terra Fund 6 (“Terra BDC Common Stock”) held by Terra Property Trust or any of its wholly owned subsidiary or Terra Fund 6, which will be automatically retired and cease to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock will be automatically cancelled and retired and converted into the right to receive (i) 0.595 shares (as such number may be adjusted in accordance with the Merger Agreement, the “Exchange Ratio”) of the newly designated Class B Common Stock, par value $0.01 per share, of Terra Property Trust (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common to which such holder would otherwise be entitled by (y) $14.38.

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

On June 24, 2022, Terra Property Trust filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 containing a proxy/prospectus related to the BDC Merger. On July 18, 2022, the SEC declared the registration statement effective. The BDC Merger is expected to close in September 2022, subject to the required approvals by Terra Fund 6’s stockholders and other customary closing conditions. There can be no assurances that the BDC Merger will close.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates, and those differences could be material.

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. As the COVID-19 pandemic evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of the Company’ loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events.

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

Notes to Unaudited Financial Statements

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2022 and 2021, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2018-2020 federal tax years remain subject to examination by the Internal Revenue Service.

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

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of both June 30, 2022 and December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$215,364,297	$217,575,511	99.9%	$219,704,515	$217,324,720	99.7%

Notes to Unaudited Financial Statements

For the three months ended June 30, 2022 and 2021, the Company received $2.9 million and $3.4 million of distributions from Terra JV, of which $2.1 million and $3.4 million were returns of capital, respectively. For the six months ended June 30, 2022 and 2021, the Company received $5.9 million and $6.4 million of distributions from Terra JV, of which $4.3 million and $5.2 million were returns of capital, respectively.

        As of both June 30, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2022	December 31, 2021
Carrying value of loans held for investment	$533,842,402	$469,673,314
Equity investment in unconsolidated investments	91,896,673	69,713,793
Real estate owned, net	52,331,314	65,776,839
Cash, cash equivalent and restricted cash	40,753,395	51,098,647
Other assets	34,488,472	37,279,565
Total assets	753,312,256	693,542,158
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(434,530,673)	(364,910,392)
Accounts payable, accrued expenses and other liabilities	(42,942,427)	(45,078,478)
Lease intangible liabilities	(9,143,006)	(9,709,710)
Total liabilities	(486,616,106)	(419,698,580)
Stockholder’s equity	$266,696,150	$273,843,578

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$14,688,113	$11,256,297	$26,800,383	$21,545,549
Expenses	(14,705,355)	(13,010,781)	(28,946,936)	(23,147,156)
Loss on sale of real estate	(51,984)	—	(51,984)	—
Realized gains on marketable securities	32,278	—	83,411	—
Unrealized (losses) gains on marketable securities	(34,950)	248,874	(133,994)	234,266
Equity income from unconsolidated investments	1,364,332	1,400,839	2,783,667	2,738,666
Net income (loss)	$1,292,434	$(104,771)	$534,547	$1,371,325

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

Notes to Unaudited Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$217,575,511	$217,575,511

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$217,324,720	$217,324,720

    Changes in Level 3 investment for the six months ended June 30, 2022 and 2021 were as follows:

	Equity Investment in Terra JV
	Six Months Ended June 30,
	2022	2021
Beginning balance	$217,324,720	$235,357,977
Return of capital	(4,340,218)	(5,242,428)
Net change in unrealized appreciation (depreciation) on investment	4,591,009	(1,245,349)
Ending balance	$217,575,511	$228,870,200
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$4,591,009	$(1,245,349)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2022 and 2021, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2022 and December 31, 2021 due to their short-term nature.

Valuation Process for Fair Value Measurement

    Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow

Notes to Unaudited Financial Statements

methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan. Valuation of Terra Property Trust’s investment in a 4.9 acre development parcel was based on the estimated selling price. The development parcel was sold in the second quarter of 2022. The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value		Primary Valuation Technique	Unobservable Inputs	June 30, 2022
Asset Category					Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$217,575,511	`	Discounted cash flow (1)(2)	Discount rate (1)(2)	3.24%	16.38%	16.43%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$217,324,720	Discounted cash flow (1)(2)	Discount rate (1)(2)	2.45%	15.00%	12.66%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with cap rate ranges from 5.25% to 6.00% as of June 30, 2022 and December 31, 2021, respectively. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel as of December 31, 2021 was based on the estimated selling price. The developmental parcel was sold in the second quarter of 2022.

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

Dividend Income

    As discussed in Note 3, for the three months ended June 30, 2022 and 2021, the Company received $2.9 million and $3.4 million of distributions from Terra JV, of which $2.1 million and $3.4 million were returns of capital, respectively. For the six months ended June 30, 2022 and 2021, the Company received $5.9 million and $6.4 million of distributions from Terra JV, of which $4.3 million and $5.2 million were returns of capital, respectively.

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

Note 6. Members’ Capital

    As of June 30, 2022 and December 31, 2021, the Company had 6,624.4 and 6,636.6 units outstanding, respectively. The net asset value per unit was $32,867 and $32,860 as of June 30, 2022 and December 31, 2021, respectively.

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

For the three months ended June 30, 2022 and 2021, the Company made total distributions to non-managing members of $2.8 million and $3.0 million, respectively. For the six months ended June 30, 2022 and 2021, the Company made total distributions to non-managing members of $5.8 million and $6.0 million, respectively. For the three and six months ended June 30, 2022 and 2021, the Company did not make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2022 and 2021, no such reserve was established. For the three and six months ended June 30, 2022, the Company redeemed 12.2 units for $0.4 million. For the three and six months ended June 30, 2021, the Company redeemed 1.1 units for $39,227.

Notes to Unaudited Financial Statements

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2022 and 2021. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Per unit operating performance:
Net asset value per unit, beginning of period	$32,860	$35,467
Increase in members’ capital from operations (1):
Net investment income	189	137
Net change in unrealized appreciation (depreciation) on investment	692	(186)
Total increase (decrease) in members’ capital from operations	881	(49)
Distributions to members (2):
Capital distributions	(874)	(897)
Net decrease in members’ capital resulting from distributions	(874)	(897)
Capital share transactions:
Capital redemption and other	—	(5)
Net decrease in members’ capital resulting from capital share transactions	—	(5)
Net asset value per unit, end of period	$32,867	$34,516

Ratios to average net assets:
Expenses	0.24%	0.20%
Net investment income	1.14%	0.77%

IRR, beginning of period	4.91%	5.82%
IRR, end of period	4.98%	5.46%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,630.9 and 6,636.4 for the six months ended June 30, 2022 and 2021.
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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of June 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of June 30, 2022, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Recent Developments

Terra BDC Merger

On May 2, 2022, Terra Property Trust, Terra Fund 6, Terra Merger Sub, LLC, a wholly owned subsidiary of Terra Property Trust (“Merger Sub”), Terra Income Advisors, LLC and Terra REIT Advisors, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, subject to the terms and conditions therein, Terra Fund 6 will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of Terra Property Trust (such surviving company, the “Surviving Company” and such transaction, the “BDC Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the BDC Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.001 per share, of Terra Fund 6 (“Terra BDC Common Stock”) will be automatically cancelled and retired and converted into the right to receive (i) 0.595 shares (as such number may be adjusted in accordance with the Merger Agreement, the “Exchange Ratio”) of the newly designated Class B Common Stock, par value $0.01 per share, of Terra Property Trust (“Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of Class B Common to which such holder would otherwise be entitled by (y) $14.38.

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

On June 24, 2022, Terra Property Trust filed with the SEC a registration statement on Form S-4 containing a proxy statement/prospectus related to the BDC Merger. On July 18, 2022, the SEC declared the registration statement effective. The BDC Merger is expected to close in September 2022, subject to the required approvals by Terra Fund 6’s stockholders and other customary closing conditions. There can be no assurances that the BDC Merger will close.

COVID-19 Pandemic

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	4	18	22	4	22
Principal balance	$57,466,258	$486,495,659	$543,961,917	$81,720,904	$462,241,013
Amortized cost	57,896,378	475,946,024	533,842,402	82,087,795	451,754,607
Fair value	57,406,064	472,179,809	529,585,873	81,241,742	448,344,131
Weighted average coupon rate	13.35%	7.79%	8.38%	10.33%	8.03%
Weighted-average remaining term (years)	1.60	1.08	1.13	0.37	1.27

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 1.79%, average SOFR of 1.09% and forward-looking term late based on SOFA (“Term SOFR”) of 1.69% as of June 30, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of June 30, 2022 and December 31, 2021, amount included $348.6 million and $290.6 million of senior mortgages used as collateral for $241.5 million and $176.9 million of borrowings under credit facilities, respectively.
(3)As of June 30, 2022 and December 31, 2021, sixteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to Terra Property Trust’s net loan portfolio, as of June 30, 2022, Terra Property Trust owned a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2021, Terra Property Trust owned 4.9 acres of adjacent land acquired pursuant to a deed in lieu of foreclosure and the multi-tenant office building. The adjacent land was sold in the second quarter of 2022. The real estate and related lease intangible assets and liabilities had a net carrying value of $43.2 million and $56.1 million as of June 30, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $31.5 million and $32.0 million as of June 30, 2022 and December 31, 2021, respectively.

Additionally, as of June 30, 2022 and December 31, 2021, Terra Property Trust owned 36.6% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2022 and 2021, Terra Property Trust purchased equity interests in three joint ventures. As of June 30, 2022 and December 31, 2021, these equity interests had total carrying value of $91.9 million and $69.7 million, respectively.

Portfolio Investment Activity

    For the three months ended June 30, 2022 and 2021, Terra Property Trust invested $0.3 million and $13.8 million in new and add-on investments and had $10.6 million and $6.4 million of repayments, resulting in net repayments of $10.9 million and net investments of $7.4 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the six months ended June 30, 2022 and 2021, Terra Property Trust invested $25.7 million and $29.3 million in new and add-on investments and had $11.9 million and $31.3 million of repayments, resulting in net investments of $13.7 million and net repayments of $2.0 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	June 30, 2022				December 31, 2021
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$371,487,931	$374,509,924	$371,849,919	61.5%	$310,933,350	$313,515,326	$312,735,452	58.3%
Preferred equity investments	64,546,225	64,633,564	50,544,298	8.4%	63,441,546	63,515,633	49,187,299	9.2%
Mezzanine loans	14,444,357	14,479,324	14,083,708	2.3%	17,444,357	17,622,804	17,518,902	3.3%
Credit facility	11,762,500	11,866,205	11,866,206	2.0%	11,762,500	11,859,876	11,859,877	2.2%
Allowance for loan losses	—	(13,734,410)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$462,241,013	451,754,607	448,344,131	74.2%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		—	—	—%		1,176,006	1,310,000	0.2%
Real estate owned		43,188,308	65,043,111	10.8%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		91,896,673	91,184,554	15.0%		69,713,793	68,898,535	12.8%
Total		$586,839,588	$604,571,796	100.0%		$519,812,086	$536,553,176	100.0%

	June 30, 2022				December 31, 2021
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$174,270,882	$175,013,413	$171,609,217	28.4%	$166,071,342	$166,836,320	$163,723,036	30.6%
Multifamily	121,124,444	122,290,385	122,111,481	20.2%	72,999,417	73,955,240	74,017,225	13.9%
Industrial	49,415,498	49,400,743	49,326,345	8.2%	18,762,500	18,859,876	18,841,978	3.5%
Hotel - full/select service	43,222,382	43,722,443	42,411,267	7.0%	56,847,381	57,395,682	57,565,411	10.7%
Mixed use	29,212,391	29,268,113	16,355,787	2.7%	28,940,658	28,977,024	16,069,378	3.0%
Student housing	28,000,000	28,633,217	28,864,356	4.8%	31,000,000	31,565,670	31,911,158	5.9%
Infill land	16,995,416	17,160,703	17,665,678	2.9%	28,960,455	28,923,827	29,173,344	5.4%
Allowance for loan losses	—	(13,734,410)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$462,241,013	451,754,607	448,344,131	74.2%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		—	—	—%		1,176,006	1,310,000	0.2%
Real estate owned		43,188,308	65,043,111	10.8%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		91,896,673	91,184,554	15.0%		69,713,793	68,898,535	12.8%
Total		$586,839,588	$604,571,796	100.0%		$519,812,086	$536,553,176	100.0%

	June 30, 2022				December 31, 2021
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$193,209,113	$195,159,894	$193,260,646	31.9%	$187,209,547	$189,082,380	$189,447,577	35.3%
New York	64,546,225	64,633,564	50,544,298	8.4%	63,441,546	63,515,633	49,187,299	9.1%
Georgia	55,449,700	55,707,130	54,297,060	9.0%	53,289,288	53,536,884	52,031,363	9.7%
Washington	46,667,704	46,831,846	46,949,667	7.8%	3,523,401	3,382,683	3,553,330	0.7%
New Jersey	38,745,970	38,777,861	39,578,558	6.5%	—	—	—	—%
North Carolina	28,622,301	28,745,505	28,245,162	4.7%	44,492,971	44,704,699	44,453,133	8.3%
Utah	28,000,000	28,633,217	28,864,356	4.8%	28,000,000	28,420,056	28,851,547	5.4%
Massachusetts	7,000,000	7,000,000	6,604,384	1.1%	7,000,000	7,000,000	6,982,101	1.3%
Texas	—	—	—	—%	13,625,000	13,725,690	13,735,569	2.6%
South Carolina	—	—	—	—%	3,000,000	3,145,614	3,059,611	0.6%
Allowance for loan losses	—	(13,734,410)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$462,241,013	451,754,607	448,344,131	74.2%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		—	—	—%		1,176,006	1,310,000	0.2%
Real estate owned		43,188,308	65,043,111	10.8%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		91,896,673	91,184,554	15.0%		69,713,793	68,898,535	12.8%
Total		$586,839,588	$604,571,796	100.0%		$519,812,086	$536,553,176	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Investment income
Dividend income	$756,984	$—	$756,984	$1,515,094	$1,126,895	$388,199
Other operating income	15	13	$2	26	33	(7)
Total investment income	756,999	13	756,986	1,515,120	1,126,928	388,192
Operating expenses
Professional fees	133,139	110,845	22,294	260,199	230,980	29,219
Other	1,527	1,355	172	2,919	1,740	1,179
Total operating expenses	134,666	112,200	22,466	263,118	232,720	30,398
Net investment income (loss)	622,333	(112,187)	734,520	1,252,002	894,208	357,794
Net change in unrealized appreciation (depreciation) on investment	3,572,487	(1,737,815)	5,310,302	4,591,009	(1,245,349)	5,836,358
Net increase (decrease) in members’ capital resulting from operations	$4,194,820	$(1,850,002)	$6,044,822	$5,843,011	$(351,141)	$6,194,152

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both June 30, 2022 and 2021, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended June 30, 2022 and 2021, we received distributions of $2.9 million and $3.4 million, or $0.19 and $0.23 per share, from Terra Property Trust, of which $0.8 million and $0.0 million was recorded dividend income and $2.1 million and $3.4 million were returns of capital, respectively. For the six months ended June 30, 2022 and 2021, we received distributions of $5.9 million and $6.4 million, or $0.39 and $0.43 per share, from Terra Property Trust, of which $1.5 million and $1.1 million was recorded as dividend income and $4.3 million and $5.2 million was recorded as return of capital, respectively.

For the three months ended June 30, 2022, Terra Property Trust recorded net income of $1.3 million, compared to net loss of $0.1 million recorded in the same period in 2021, primarily due to an increase in net contractual interest income of $1.2 million resulting from an increase in the weighted average outstanding principal balance on net loans and prepayment fee income of $1.2 million received in the second quarter of 2022 on the early repayment of two loans (there was no prepayment fee income in the prior year period), partially offset by an increase of $0.7 million in fees paid and operating expenses reimbursed to Terra Property Trust’s manager resulting from an increase in Terra Property Trust’s total assets under management, and an increase of $0.5 million in professional fees resulting from legal fees incurred in connection with a ground rent dispute related to an office building.

For the six months ended June 30, 2022 as compared to the same period in 2021, Terra Property Trust’s net income decreased by $0.8 million, primarily due to an increase of $1.7 million in fees paid and operating expenses reimbursed to Terra Property Trust’s manager resulting from an increase in Terra Property Trust’s total assets under management, an impairment charge of $1.6 million recorded in the first quarter of 2022 on the 4.9 acres of adjacent land that was sold in June 2022 to reduce the carrying value of the land to its estimated selling price (there was no impairment charge for the prior year period), partially offset by an increase in net contractual interest income of $1.3 million resulting from an increase in the weighted average outstanding principal balance on net loans and prepayment fee income of $1.2 million described above.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$557,341,571	8.4%	$425,407,786	8.5%
Obligations under participation agreements and secured borrowing	(85,476,509)	10.5%	(112,631,277)	10.6%
Repurchase agreement payable	(186,274,094)	3.5%	—	—%
Term loan payable	—	—%	(106,775,203)	5.3%
Revolving line of credit	(61,522,134)	4.0%	(8,383,662)	4.0%
Net loans (3)	$224,068,834	13.0%	$197,617,644	9.3%
Senior loans
Gross loans	417,597,220	7.2%	264,362,137	6.5%
Obligations under participation agreements and secured borrowing	(37,883,729)	8.1%	(51,663,536)	8.5%
Repurchase agreement payable	(186,274,094)	3.5%	—	—%
Term loan payable	—	—%	(106,775,203)	5.3%
Revolving line of credit	(61,522,134)	4.0%	(8,383,662)	4.0%
Net loans (3)	$131,917,263	13.5%	$97,539,736	7.0%
Subordinated loans (4)
Gross loans	139,744,351	12.3%	161,045,649	12.0%
Obligations under participation agreements	(47,592,780)	12.5%	(60,967,741)	12.6%
Net loans (3)	$92,151,571	12.2%	$100,077,908	11.6%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$531,915,282	8.4%	$417,362,153	8.5%
Obligations under participation agreements and secured borrowing	(82,267,911)	10.5%	(100,798,932)	10.4%
Repurchase agreement payable	(144,128,510)	3.5%	—	—%
Term loan payable	(20,836,327)	5.3%	(107,441,217)	5.3%
Revolving line of credit	(53,252,643)	5.0%	(5,102,351)	4.0%
Net loans (3)	$231,429,891	11.8%	$204,019,653	9.4%
Senior loans
Gross loans	394,099,125	7.1%	259,783,669	6.4%
Obligations under participation agreements and secured borrowing	(37,026,717)	8.1%	(48,600,589)	8.6%
Repurchase agreement payable	(144,128,510)	3.5%	—	—%
Term loan payable	(20,836,327)	5.3%	(107,441,217)	5.3%
Revolving line of credit	(53,252,643)	5.0%	(5,102,351)	4.0%
Net loans (3)	$138,854,928	11.7%	$98,639,512	6.6%
Subordinated loans (4)
Gross loans	137,816,157	12.3%	157,578,484	11.9%
Obligations under participation agreements	(45,241,194)	12.4%	(52,198,343)	12.2%
Net loans (3)	$92,574,963	12.3%	$105,380,141	11.8%

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

For the three and six months ended June 30, 2022, we recorded an increase in net change in unrealized appreciation on investment of $3.6 million and $4.6 million, respectively, primarily due to a decrease in the trading price of Terra Property Trust’s unsecured notes payable, partially offset by a decrease in the fair value of Terra Property Trust’s investments resulting from increases in the underlying discount rates due to the macro-economic conditions. For the three and six months ended June 30, 2021, we recorded an increase in net change in unrealized depreciation on investment of $1.7 million and $1.2 million, respectively, as a result of the commissions and fees Terra Property Trust incurred in connection with the issuance of the unsecured notes payable, which reduced the carrying value of the notes.

Net Increase (Decrease) in Members’ Capital Resulting from Operations

    For the three and six months ended June 30, 2022, the resulting net increase in members’ capital resulting from operations was $4.2 million and $5.8 million, respectively, compared to the resulting net decrease in members’ capital resulting from operations was $1.9 million and $0.4 million for the periods in 2021, respectively.

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

A total of $30.3 million of Terra Property Trust’s obligations under participation agreements and $38.2 million of secured borrowing will mature in the next twelve months, and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $77.8 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $31.5 million of borrowings outstanding under a mortgage loan payable that bears interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on September 27, 2022. Terra Property Trust expects to refinance the mortgage loan payable by the time it matures. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of June 30, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
		$85,125,000
Variable Rate:
Mortgage loan payable	N/A	$31,549,627	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	9/27/2022
Line of credit	$125,000,000	48,825,066	$76,174,934	LIBOR plus 3.25% with a combined floor of 4.0%	3/12/2024
UBS repurchase agreement	195,000,000	74,309,600	120,690,400	LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	118,349,549	81,650,451	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$273,033,842	$278,515,785

Cash Flows Provided by Operating Activities

2022 — For the six months ended June 30, 2022, cash flows provided by operating activities were $5.7 million, primarily due to $5.9 million of dividends received from Terra JV, of which $4.3 million was recorded as a return of capital.

2021 — For the six months ended June 30, 2021, cash flows provided by operating activities were $6.2 million, primarily due to $6.4 million of dividends received from Terra JV, of which $5.2 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2022 — For the six months ended June 30, 2022, cash flows used in financing activities were $6.2 million, primarily related to distributions paid to members of $5.8 million and payment for capital redemptions of $0.4 million.

2021 — For the six months ended June 30, 2021, cash flows used in financing activities was $6.0 million, primarily related to distributions paid to members.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Origination and extension fee expense (1)(2)	$381,947	$252,630	$1,068,312	$598,014
Asset management fee	1,640,628	1,156,696	3,128,723	2,313,239
Asset servicing fee	395,718	276,990	745,047	550,197
Operating expenses reimbursed to Manager	2,140,635	2,007,069	4,069,198	3,349,827
Disposition fee (3)	479,500	63,700	479,500	314,688
Total	$5,038,428	$3,757,085	$9,490,780	$7,125,965
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the six months ended June 30, 2022 excluded $0.2 million of origination fee paid to Terra Property Trust’s Manager in connection with its equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of June 30, 2022, Terra Property Trust had 14 investments with an aggregate principal balance of $351.1 million, net of obligations under participation agreements and secured borrowing, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $2.2 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $3.2 million. Additionally, Terra Property Trust had three investments with an aggregate principal balance of $75.9 million that provide for interest income at an annual rate of SOFR plus a spread, all of which were subject to a SOFR floor. A decrease of 100 basis points in SOFR would decrease Terra Property Trust’s annual interest income by $0.7 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $0.8 million.

    Additionally, as of June 30, 2022, Terra Property Trust had $31.5 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $48.8 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $78.5 million of first mortgages; a repurchase agreement with an outstanding balance of $74.3 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $104.8 million of first mortgages; and another repurchase agreement with an outstanding balance of $118.3 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $165.3 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease Terra Property Trust’s annual interest expense by approximately $1.9 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase Terra Property Trust’s annual interest expense by approximately $2.5 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2022 and 2021, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we, Terra Property Trust, Terra JV and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of Terra Property Trust’s rights under contracts with its portfolio companies. Additionally, as of June 30, 2022, Terra Property Trust owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra Property Trust is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. Terra Property Trust believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Terra Property Trust’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Terra Property Trust intends vigorously to pursue the litigation. While Terra Property Trust believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of Terra Property Trust’s interest in the ground lease and the office building.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 other than the one below.

Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term. Further, heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Higher inflation and rising input costs may have adverse effects on our commercial real estate-related loans, commercial real estate-related debt securities and select commercial real estate equity investments, which are subject to the risks typically associated with real estate. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at higher levels, may have an adverse impact on the valuation of our investments.
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

2.8
Agreement and Plan of Merger, dated as of May 2, 2022, by and among Terra Property Trust, Inc., Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Terra Income Advisors, LLC and Terra REIT Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Terra Income Fund 6, Inc. with the SEC on May 5, 2022).

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

Date: August 12, 2022

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