Form 10-Q
period 2022-09-30
Terra Secured Income Fund 5, LLC
filed 2022-11-14
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2022, the registrant had 6,623.4 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $215,595,000 and $219,704,515, respectively)	$218,582,190	$217,324,720
Cash and cash equivalents	216,747	836,052
Other assets	11,075	33,830
Total assets	$218,810,012	$218,194,602

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$141,397	$118,025
Total liabilities	141,397	118,025
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	218,668,615	218,076,577
Total members’ capital	218,668,615	218,076,577
Total liabilities and members’ capital	$218,810,012	$218,194,602
Net asset value per unit	$33,015	$32,860

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
Dividend income	$3,054,348	$—	$4,569,442	$1,126,895
Other operating income	19	10	45	43
Total investment income	3,054,367	10	4,569,487	1,126,938
Operating expenses
Professional fees	121,588	119,508	381,787	350,488
Other	1,099	744	4,018	2,484
Total operating expenses	122,687	120,252	385,805	352,972
Net investment income (loss)	2,931,680	(120,242)	4,183,682	773,966
Net change in unrealized appreciation (depreciation) on investment	775,976	(1,074,864)	5,366,985	(2,320,213)
Net increase (decrease) in members’ capital resulting from operations	$3,707,656	$(1,195,106)	$9,550,667	$(1,546,247)
Per unit data:
Net investment income (loss) per unit	$443	$(18)	$631	$119
Net increase (decrease) in members’ capital resulting from operations per unit	$560	$(180)	$1,441	$(229)
Weighted average units outstanding	6,624.3	6,637.3	6,629.4	6,636.0

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	218,076,577
Capital distributions	—	(2,979,044)	(2,979,044)
Increase in members’ capital resulting from operations:
Net investment income	—	629,669	629,669
Net change in unrealized appreciation on investment	—	1,018,522	1,018,522
Net increase in members’ capital resulting from operations	—	1,648,191	1,648,191
Balance at March 31, 2022	—	216,745,724	216,745,724
Capital distributions	—	(2,813,249)	(2,813,249)
Capital redemptions	—	(400,728)	(400,728)
Increase in members’ capital resulting from operations:
Net investment income	—	622,333	622,333
Net change in unrealized appreciation on investment	—	3,572,487	3,572,487
Net increase in members’ capital resulting from operations	—	4,194,820	4,194,820
Balance at June 30, 2022	—	217,726,567	217,726,567
Capital distributions	—	(2,732,380)	(2,732,380)
Capital redemptions	—	(33,228)	(33,228)
Increase in members’ capital resulting from operations:			—
Net investment income	—	2,931,680	2,931,680
Net change in unrealized appreciation on investment	—	775,976	775,976
Net increase in members’ capital resulting from operations	—	3,707,656	3,707,656
Balance, September 30, 2022	$—	$218,668,615	$218,668,615

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital (Continued)
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	$—	$235,417,419	$235,417,419
Capital distributions	—	(2,979,582)	(2,979,582)
Increase in members’ capital resulting from operations:
Net investment income	—	1,006,395	1,006,395
Net change in unrealized appreciation on investment	—	492,466	492,466
Net increase in members’ capital resulting from operations	—	1,498,861	1,498,861
Balance at March 31, 2021	—	233,936,698	233,936,698
Capital distributions	—	(2,979,254)	(2,979,254)
Capital redemptions	—	(39,227)	(39,227)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(112,187)	(112,187)
Net change in unrealized depreciation on investment	—	(1,737,815)	(1,737,815)
Net decrease in members’ capital resulting from operations	—	(1,850,002)	(1,850,002)
Balance at June 30, 2021	—	229,068,215	229,068,215
Capital distributions	—	(2,979,046)	(2,979,046)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(120,242)	(120,242)
Net change in unrealized depreciation on investment	—	(1,074,864)	(1,074,864)
Net decrease in members’ capital resulting from operations	—	(1,195,106)	(1,195,106)
Balance, September 30, 2021	$—	$224,894,063	$224,894,063

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in members’ capital resulting from operations	$9,550,667	$(1,546,247)
Adjustments to reconcile net increase (decrease) in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	4,109,515	8,222,090
Net change in unrealized (appreciation) depreciation on investment	(5,366,985)	2,320,213

Changes in operating assets and liabilities:
Decrease in other assets	22,755	22,500
Increase (decrease) in accounts payable and accrued expenses	23,372	(43,910)
Net cash provided by operating activities	8,339,324	8,974,646

Cash flows from financing activities:
Distributions paid	(8,524,673)	(8,937,882)
Payment for capital redemptions	(433,956)	(39,227)
Net cash used in financing activities	(8,958,629)	(8,977,109)

Net decrease in cash and cash equivalents	(619,305)	(2,463)
Cash and cash equivalents at beginning of period	836,052	225,214
Cash and cash equivalents at end of period	$216,747	$222,751

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
September 30, 2022 (Unaudited) and December 31, 2021

On January 1, 2016, the Company, the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both September 30, 2022 and December 31, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of both September 30, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    The following table presents a summary of the Company’s investment as of September 30, 2022 and December 31, 2021:

		Percentage Interest	September 30, 2022			December 31, 2021
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$215,595,000	$218,582,190	100.0%	$219,704,515	$217,324,720	99.7%

As of both September 30, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust. Additionally, as of both September 30, 2022 and December 31, 2021, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at September 30, 2022:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,499,917	$4,972,437	2.3%
610 Walnut Investors LLC	US - CA	Office	Term SOFR + 12.0% (2.0 Floor)	15.0%	1.0%	8/30/2022	9/7/2024	17,875,000	17,965,565	18,007,012	13,775,364	6.3%
UNJ Sole Member, LLC (4)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2027	7,444,357	7,480,670	7,480,670	5,722,713	2.6%
								32,319,357	32,446,235	31,987,599	24,470,514	11.2%
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)(7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	11.4%	—%	12/17/2018	1/9/2023	60,583,057	60,583,057	50,500,000	38,632,500	17.6%
REEC Harlem Holdings Company, LLC (8)	US - NY	Mixed-use	LIBOR + 12.5% (no Floor)	15.6%	—%	3/9/2018	3/9/2023	15,964,483	15,964,483	3,058,988	2,340,126	1.1%
RS JZ Driggs, LLC (5)(6)(9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	4,773,805	4,773,805	4,773,805	3,651,961	1.7%
								81,321,345	81,321,345	58,332,793	44,624,587	20.4%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	7.1%	2.0%	10/15/2021	4/15/2023	$39,935,197	$40,695,573	$40,700,960	$31,136,234	14.3%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5% (no Floor)	7.6%	0.5%	2/22/2019	8/10/2023	55,565,351	55,824,187	54,449,071	41,653,539	19.1%
330 Tryon DE LLC (11)	US - NC	Office	Term SOFR+ 4.25% (0.10% Floor)	7.3%	0.5%	2/7/2019	3/1/2024	22,800,000	22,901,913	22,330,779	17,083,046	7.8%
AARSHW Property LLC (12)(13)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	10.0%	0.9%	3/7/2022	8/17/2024	31,349,686	31,393,974	31,583,527	24,161,398	11.0%
AAESUF Property LLC (12)	US - NJ	Land	SOFR +11.95% (0.05% Floor)	14.4%	5%-10%	3/15/2022	3/1/2024	17,079,150	17,354,911	17,759,977	13,586,382	6.2%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.8% Floor)	8.1%	1.5%	12/12/2019	1/1/2024	43,222,382	43,738,349	42,388,236	32,427,001	14.8%
Grandview’s Madison Place, LLC (10)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	7.5%	0.8%	2/10/2022	2/10/2025	17,000,000	17,106,851	17,106,851	13,086,741	6.0%
Grandview’s Remington Place, LLC (10)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	7.5%	0.5%	4/22/2022	4/22/2024	21,600,000	21,675,808	21,695,798	16,597,285	7.6%
Hillsborough Owners LLC (14)	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	11.1%	1.0%	10/27/2021	11/1/2023	6,088,283	6,113,748	6,114,982	4,677,961	2.1%
Mesa AZ Industrial Owner, LLC (4)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	15.7%	1.0%	9/15/2022	9/14/2023	31,000,000	31,264,547	31,264,547	23,917,378	10.9%
NB Factory TIC 1, LLC (10)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	8.1%	3.3%	8/16/2021	3/5/2023	28,000,000	28,742,362	28,767,188	22,006,899	10.1%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	6.1%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,664	17,634,957	13,490,742	6.2%
The Lux Washington, LLC (12)	US - WA	Multifamily	LIBOR + 7.0% (0.75% floor)	10.1%	1.0%	7/22/2021	1/22/2024	12,917,559	12,995,916	13,085,811	10,010,645	4.6%
University Park Berkeley, LLC (11)	US - CA	Multifamily	LIBOR + 4.2% (1.50% Floor)	7.3%	0.8%	2/27/2020	3/1/2023	26,066,304	26,255,496	25,997,440	19,888,042	9.1%
								370,623,912	374,105,299	370,880,124	283,723,293	129.8%
Credit facility:
William A. Shopoff & Cindy L. Shopoff (5)(6)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	25,000,000	25,228,903	25,228,904	19,300,112	8.8%
								25,000,000	25,228,903	25,228,904	19,300,112	8.8%
Total gross loans held for investment								509,264,614	513,101,782	486,429,420	372,118,506	170.2%
Obligations under participation agreements (5)(6)								(36,831,634)	(36,952,837)	(33,423,769)	(25,569,183)	(11.7)%
Allowance for loan losses								—	(22,922,539)	—	—	—%
Net loans held for investment								$472,432,980	$453,226,406	$453,005,651	$346,549,323	158.5%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2022 (Unaudited) and December 31, 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2022 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(16)
Multi-tenant office building in Santa Monica, CA (15)	7/30/2018	$65,043,111	$31,338,350	$33,704,761	$25,784,142	11.8%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (17)				31%	$39,937,201	$39,314,456	$30,075,559	13.8%
LEL Arlington JV LLC - limited liability member units (18)				27%	7,930,844	7,930,844	6,067,096	2.8%
LEL NW 49th LV LLC - limited liability member units (18)				27%	1,737,626	1,737,626	1,329,284	0.6%
TCG Corinthian FL Portfolio JV LLC (18)				31%	7,465,926	7,465,926	5,711,433	2.6%
					$57,071,597	$56,448,852	$43,183,372	19.8%

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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $218.7 million at September 30, 2022.
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
(6)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to Terra Income Fund 6, Inc., a formerly affiliated fund advised by Terra Income Advisors, LLC, an affiliate of our sponsor and Terra REIT Advisors.
(7)This loan is currently in default because certain conditions in the Limited Liability Company Agreement were not met. For both the three and nine months ended September 30, 2022, Terra Property Trust suspended interest income accrual of $1.5 million on this loan, because recovery of such income was doubtful.
(8)For the three and nine months ended September 30, 2022, Terra Property Trust suspended interest income accrual of $0.6 million and $1.8 million on this loan, respectively, because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral.
(9)This loan is in maturity default. Terra Property Trust initiated a litigation to seek full repayment of the loan from the sponsor. For the three and nine months ended September 30, 2022, Terra Property Trust suspended interest income accrual of $0.6 million and $1.7 million on this loan, respectively, because recovery of such income was doubtful.
(10)These loans were used as collateral for $75.4 million of borrowings under a repurchase agreement.

(11)These loans were used as collateral for $119.8 million of borrowings under a repurchase agreement.
(12)These loans were used as collateral for $24.1 million of borrowings under a revolving line of credit.
(13)Amount included $4.0 million of incremental borrowing that bears interest at an annual rate of 20.0% until certain conditions are met, at which time the interest rate will be the same as the original loan.
(14)Terra Property Trust purchased a portion of the interest in this loan from Terra Income Fund 6, Inc. via a participation agreement.
(15)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(16)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(17)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of September 30, 2022, the unfunded commitment was $19.3 million.
(18)In the fourth quarter of 2021 and the first quarter of 2022, Terra Property Trust purchased equity interests in three joint ventures that invest in real estate properties. In September 2022, Terra Property Trust sold a 53% effective interest in two joint ventures and 59% effective interest in another joint venture for a total of $33.7 million and recognized a gain on sale of $0.8 million.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2022 (Unaudited) and December 31, 2021
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
September 30, 2022 (Unaudited) and December 31, 2021

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
September 30, 2022

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of September 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

On October 1, 2022, pursuant to certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Terra BDC Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC) (“Terra LLC”), a wholly owned subsidiary of Terra Property Trust, with Terra LLC continuing as the surviving entity of the merger (the “Terra BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust (Note 8).

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

The coronavirus (“COVID-19”) pandemic has had a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. As the COVID-19 pandemic evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of the Company’ loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. The Company believes the estimates and assumptions underlying its consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events.

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
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2022 and 2021, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2019-2021 federal tax years remain subject to examination by the Internal Revenue Service.

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

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of both September 30, 2022 and December 31, 2021, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

Notes to Unaudited Financial Statements

The following tables present a summary of the Company’s investment at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$215,595,000	$218,582,190	100.0%	$219,704,515	$217,324,720	99.7%

For the three months ended September 30, 2022 and 2021, the Company received $2.8 million and $3.0 million of distributions from Terra JV, of which none and $3.0 million were returns of capital, respectively. For the nine months ended September 30, 2022 and 2021, the Company received $8.7 million and $9.3 million of distributions from Terra JV, of which $4.1 million and $8.2 million were returns of capital, respectively.

        As of both September 30, 2022 and December 31, 2021, the Company indirectly beneficially owned 76.5% (Note 4) of the outstanding shares of common stock of Terra Property Trust. The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2022	December 31, 2021
Carrying value of loans held for investment	$490,179,243	$469,673,314
Equity investment in unconsolidated investments	57,071,597	69,713,793
Real estate owned, net	50,608,552	65,776,839
Cash, cash equivalent and restricted cash	32,175,515	51,098,647
Other assets	42,535,866	37,279,565
Total assets	672,570,773	693,542,158
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(367,805,898)	(364,910,392)
Accounts payable, accrued expenses and other liabilities	(39,828,972)	(45,078,478)
Lease intangible liabilities	(8,859,654)	(9,709,710)
Total liabilities	(416,494,524)	(419,698,580)
Stockholder’s equity	$256,076,249	$273,843,578

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$13,663,166	$12,646,118	$40,463,549	$34,191,667
Expenses	(22,838,781)	(14,445,811)	(51,785,717)	(37,592,967)
Equity income from unconsolidated investments	1,483,846	1,824,825	4,267,513	4,563,491
Other gains and losses	799,827	(752,890)	697,260	(518,624)
Net (loss) income	$(6,891,942)	$(727,758)	$(6,357,395)	$643,567

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$218,582,190	$218,582,190

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$217,324,720	$217,324,720

    Changes in Level 3 investment for the nine months ended September 30, 2022 and 2021 were as follows:

	Equity Investment in Terra JV
	Nine Months Ended September 30,
	2022	2021
Beginning balance	$217,324,720	$235,357,977
Return of capital	(4,109,515)	(8,222,090)
Net change in unrealized appreciation (depreciation) on investment	5,366,985	(2,320,213)
Ending balance	$218,582,190	$224,815,674
Net change in unrealized appreciation (depreciation) on investment for the period relating to those Level 3 assets that were still held by the Company	$5,366,985	$(2,320,213)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2022 and 2021, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2022 and December 31, 2021 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value		Primary Valuation Technique	Unobservable Inputs	September 30, 2022
Asset Category					Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$218,582,190	`	Discounted cash flow (1)(2)	Discount rate (1)(2)	3.91%	18.69%	17.53%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$217,324,720	Discounted cash flow (1)(2)	Discount rate (1)(2)	2.45%	15.00%	12.66%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with cap rate ranges from 5.25% to 6.00% as of September 30, 2022 and December 31, 2021, respectively. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel as of December 31, 2021 was based on the estimated selling price. The developmental parcel was sold in the second quarter of 2022.

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

Dividend Income

    As discussed in Note 3, for the three months ended September 30, 2022 and 2021, the Company received $2.8 million and $3.0 million of distributions from Terra JV, of which none and $3.0 million were returns of capital, respectively. For the nine months ended September 30, 2022 and 2021, the Company received $8.7 million and $9.3 million of distributions from Terra JV, of which $4.1 million and $8.2 million were returns of capital, respectively.

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

Note 6. Members’ Capital

    As of September 30, 2022 and December 31, 2021, the Company had 6,623.4 and 6,636.6 units outstanding, respectively. The net asset value per unit was $33,015 and $32,860 as of September 30, 2022 and December 31, 2021, respectively.

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

For the three months ended September 30, 2022 and 2021, the Company made total distributions to non-managing members of $2.7 million and $3.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company made total distributions to non-managing members of $8.5 million and $8.9 million, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company did not accrue or make any carried interest distributions to the Manager.

Notes to Unaudited Financial Statements

Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2022 and 2021, no such reserve was established. For the three and nine months ended September 30, 2022, the Company redeemed 1.0 units and 13.2 units for $0.03 million and $0.4 million. For the nine months ended September 30, 2021, the Company redeemed 1.1 units for $39,227. There was no redemption for the three months ended September 30, 2021.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2022 and 2021. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Per unit operating performance:
Net asset value per unit, beginning of period	$32,860	$35,467
Increase in members’ capital from operations (1):
Net investment income	631	119
Net change in unrealized appreciation (depreciation) on investment	810	(348)
Total increase (decrease) in members’ capital from operations	1,441	(229)
Distributions to members (2):
Capital distributions	(1,286)	(1,346)
Net decrease in members’ capital resulting from distributions	(1,286)	(1,346)
Capital share transactions:
Capital redemption and other	—	(5)
Net decrease in members’ capital resulting from capital share transactions	—	(5)
Net asset value per unit, end of period	$33,015	$33,887

Ratios to average net assets:
Expenses	0.24%	0.20%
Net investment income	2.56%	0.45%

IRR, beginning of period	4.91%	5.82%
IRR, end of period	5.03%	5.24%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,629.4 and 6,636.0 for the nine months ended September 30, 2022 and 2021.
(2)The per unit data for distributions reflects the actual amount of distributions paid per unit during the periods.

Notes to Unaudited Financial Statements

Note 8. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that there are no material events other than the ones below that would require adjustment to, or disclosure in, the Company’s financial statements.

Terra BDC Merger

On October 1, 2022 (the “Closing Date”), pursuant to the Terra BDC Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC surviving as a wholly owned subsidiary of Terra Property Trust. The Certificate of Merger and Articles of Merger with respect to the Terra BDC Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by Terra Property Trust or any wholly owned subsidiary of Terra Property Trust or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of the newly designated Class B Common Stock, par value $0.01 per share, of Terra Property Trust (“TPT Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of TPT Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of TPT Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Terra BDC Merger Agreement, approximately 4,847,910 shares of TPT Class B Common Stock were issued to former Terra BDC stockholders in connection with the Terra BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the Terra BDC Merger, former Terra BDC stockholders owned approximately 19.9% of the common equity of Terra Property Trust and the Company indirectly beneficially owned approximately 61.3% of the common equity of Terra Property Trust.

Assumption of Notes

As previously reported by Terra BDC, on February 3, 2021, Terra BDC and Terra Income Advisors, LLC entered into an Underwriting Agreement with Ladenburg Thalmann & Co. Inc., on behalf of the underwriters named in Schedule I thereto (the “Underwriters”), in connection with the offer and sale by Terra BDC to the Underwriters of $34,750,000 aggregate principal amount of Terra BDC’s 7.00% Notes due 2026 (the “TIF6 Notes”), which closed on February 10, 2021. On February 25, 2021, the Underwriters partially exercised their over-allotment option to purchase an additional $3,635,000 aggregate principal amount of the TIF6 Notes, which closed on February 26, 2021.

Pursuant to the Terra BDC Merger Agreement, Terra LLC agreed to take all necessary action to assume the payment of the principal of and interest on all of the TIF6 Notes outstanding as of the Effective Time and the performance of every covenant of the Indenture, dated February 10, 2021 (the “TIF6 Indenture”), between Terra BDC and U.S. Bank National Association (the “TIF6 Trustee”), as supplemented by the First Supplemental Indenture, dated February 10, 2021, by and between Terra BDC and the TIF6 Trustee (the “First Supplemental Indenture”), to be performed or observed by Terra BDC, including, without limitation, the execution and delivery to the TIF6 Trustee of a supplement to the TIF6 Indenture in form satisfactory to the TIF6 Trustee.

On the Closing Date, Terra BDC, Terra LLC and the TIF6 Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) pursuant to which Terra LLC assumed the payment of the TIF6 Notes and the performance of every covenant of the TIF6 Indenture, as supplemented by the First Supplemental Indenture, to be performed or observed by Terra BDC.

The TIF6 Notes will mature on March 31, 2026, unless earlier repurchased or redeemed. The TIF6 Notes bear interest at a rate of 7.00% per annum, payable on March 30, June 30, September 30 and December 30 of each year. The TIF6 Notes are Terra LLC’s direct unsecured obligations and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by Terra LLC; effectively subordinated in right of payment to any of Terra LLC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of Terra LLC’s subsidiaries and financing vehicles. Terra LLC

Notes to Unaudited Financial Statements

may redeem the TIF6 Notes in whole or in part at any time on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

The TIF6 Indenture contains certain covenants that, among other things, limit the ability of Terra LLC, subject to exceptions, to incur indebtedness in violation of the Investment Company Act of 1940, as amended, and to make distributions, incur indebtedness or repurchase shares of Terra LLC’s capital stock unless it satisfies asset coverage requirements set forth in the First Supplemental Indenture after giving effect to such transaction. The TIF6 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the TIF6 Notes to become or to be declared due and payable.

Amendment to Credit Facility

As previously reported by Terra BDC, on April 9, 2021, Terra BDC, as borrower, entered into a credit agreement (the “Credit Agreement”) with Eagle Point Credit Management LLC, as the administrative agent and collateral agent (“Eagle Point”), and certain funds and accounts managed by Eagle Point, as lenders (in such capacity, collectively, the “Lenders”). The Credit Agreement provides for (i) a delayed draw term loan of $25,000,000 and (ii) additional incremental loans in a minimum amount of $1,000,000 and multiples of $500,000 in excess thereof, which may be approved by a Lender in its sole discretion.

On September 27, 2022, Terra BDC, Terra LLC, Eagle Point and the Lenders entered into a Consent Letter and Amendment (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment (i) Eagle Point and the Lenders consented to the consummation of the Terra BDC Merger and the assumption by Terra LLC of all of the obligations of Terra BDC under the Credit Agreement, (ii) and the Credit Agreement was amended to, among other things, change the scheduled maturity date to July 1, 2023, and remove the make whole premium on voluntary prepayments of the loans.

Amendment to the Charter

On the Closing Date, Terra Property Trust filed with the SDAT Articles of Amendment to the Articles of Amendment and Restatement of Terra Property Trust (the “TPT Charter Amendment”). Pursuant to the TPT Charter Amendment, (i) the authorized shares of stock which Terra Property Trust has authority to issue were increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“TPT Class A Common Stock”), 450,000,000 shares of TPT Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of Terra Property Trust’s common stock issued and outstanding immediately prior to the Effective Time was automatically changed into one issued and outstanding share of TPT Class B Common Stock.

The TPT Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of Terra Property Trust’s common stock, except as set forth below with respect to conversion.

On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date (the “First Conversion Date”) of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date as approved by the Terra Property Trust board of directors (the “TPT Board”), one-third of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the TPT Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the TPT Board, all of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock.

Appointment of Directors

As of the Effective Time and in accordance with the Terra BDC Merger Agreement, the size of the TPT Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee”, and collectively, the “Terra BDC Designees”) were elected to the TPT Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until Terra Property Trust’s next annual meeting of stockholders and until his

Notes to Unaudited Financial Statements

or her successor is duly elected and qualifies. Each of the other members of the TPT Board immediately prior to the Effective Time will continue as members following the Effective Time.

Voting Support Agreement

On the Closing Date, Terra Property Trust, Terra JV and Terra Offshore REIT entered into a Voting Support Agreement (the “Voting Support Agreement”). Pursuant to the Voting Support Agreement, effective as of the Closing Date, Terra JV and Terra Offshore REIT have agreed to, at any meeting of Terra Property Trust’s stockholders called for the purpose of electing directors (or by any consent in writing or by electronic transmission in lieu of any such meeting), cast all votes entitled to be cast by each of them in favor of the election of the Terra BDC Designees until the earlier of (i) the first anniversary of the Closing Date, (ii) the TPT Class B Common Stock Distributions (as defined in the Voting Support Agreement) or (iii) an amendment and restatement of the Amended and Restated Management Agreement between Terra Property Trust and TPT Advisor approved by the TPT Board, including the Terra BDC Designees.

Indemnification Agreements

Terra Property Trust has entered into customary indemnification agreements with each member of the TPT Board (including each Terra BDC Designee).These agreements, among other things, require Terra Property Trust to indemnify each director to the maximum extent permitted by Maryland law, including indemnification of expenses such as attorney’s fees, judgments, fines and settlement amounts incurred in any action or proceeding, including any action or proceeding by or in right of Terra Property Trust, arising out of his or her service as a director.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Fund Advisors, LLC (“Terra Fund Advisors” or our “Manager”), Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Income Advisors, LLC; Terra Capital Partners, LLC (“Terra Capital Partners”), our sponsor; Terra JV, LLC (“Terra JV”); Terra Property Trust, Inc. (“Terra Property Trust”); Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC), Terra Property Trust’s wholly owned subsidiary (“Terra LLC”); Terra Income Fund 6, Inc. (“Terra BDC”); Terra Secured Income Fund 5 International; Terra Income Fund International; Terra Secured Income Fund 7, LLC (“Terra Fund 7”); Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”); Mavik Real Estate Special Opportunities Fund, LP (“RESOF”); or any of their affiliates;

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

•achieve the expected synergies, cost savings and other benefits from the Terra BDC Merger (as defined below);

•risks associated with achieving expected synergies, cost savings and other benefits from acquisitions or mergers, including the Terra BDC Merger, and Terra Property Trust’s increased scale;

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Members are advised to consult any additional disclosures that we may make directly to members or through reports that we may file in the future with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of September 30, 2022, Terra JV held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. Accordingly, as of September 30, 2022, we indirectly beneficially owned 76.5% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Recent Developments

Terra BDC Merger

On October 1, 2022 (the “Closing Date”), pursuant to certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Terra BDC Merger Agreement”), Terra BDC merged with and into Terra LLC (formerly Terra Merger Sub, LLC), a wholly owned subsidiary of Terra Property Trust, with Terra LLC continuing as the surviving entity of the merger (the “Terra BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust. The Certificate of Merger and Articles of Merger with respect to the Terra BDC Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of common stock, par value $0.001 per share (“Terra BDC Common Stock”), of Terra BDC held by Terra Property Trust or any of its wholly owned subsidiaries or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of Terra Property Trust’s newly designated Class B Common Stock, par value $0.01 per share (“TPT Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of TPT Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of TPT Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Terra BDC Merger Agreement, approximately 4,847,910 shares of TPT Class B Common Stock were issued to former Terra BDC stockholders in connection with the Terra BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the Terra BDC Merger, former Terra BDC stockholders owned approximately 19.9% of the common equity of Terra Property Trust and we indirectly beneficially owned approximately 61.3% of the common equity of Terra Property Trust.

On the Closing Date, Terra Property Trust filed with the SDAT its Articles of Amendment to the Articles of Amendment and Restatement (the “TPT Charter Amendment”). Pursuant to the TPT Charter Amendment, (i) the authorized shares of its stock which Terra Property Trust has authority to issue were increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of Class A Common Stock, $0.01 par value per share (“TPT Class A Common Stock”), 450,000,000 shares of TPT Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of Terra Property Trust’s common stock issued and outstanding immediately prior to the Effective Time was automatically changed into one issued and outstanding share of TPT Class B Common Stock.

The TPT Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock, except as set forth below with respect to conversion.

On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date (the “First Conversion Date”) of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date as approved by the Terra Property Trust board of directors (the “TPT Board”), one-third of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the TPT Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the TPT Board, all of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock.

As of the Effective Time and in accordance with the Terra BDC Merger Agreement, the size of the TPT Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee”) were elected to the TPT Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until Terra Property Trust’s next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each of the other members of the TPT Board immediately prior to the Effective Time will continue as members following the Effective Time.

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

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	4	17	21	3	21
Principal balance	$44,218,162	$465,046,452	$509,264,614	$36,831,634	$472,432,980
Amortized cost	44,483,378	445,695,865	490,179,243	36,952,837	453,226,406
Fair value	43,983,296	442,446,124	486,429,420	33,423,769	453,005,651
Weighted average coupon rate	13.67%	9.68%	10.03%	12.74%	9.81%
Weighted-average remaining term (years)	1.86	1.01	1.08	0.34	1.14

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 3.14%, average SOFR of 2.47% and forward-looking term rate based on SOFR (“Term SOFR”) of 3.04% as of September 30, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of September 30, 2022 and December 31, 2021, amount included $333.5 million and $290.6 million of senior mortgages used as collateral for $219.4 million and $176.9 million of borrowings under credit facilities, respectively.
(3)As of September 30, 2022 and December 31, 2021, fifteen and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to Terra Property Trust’s net loan portfolio, as of September 30, 2022, Terra Property Trust owned a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2021, Terra Property Trust owned 4.9 acres of land acquired pursuant to a deed in lieu of foreclosure and the multi-tenant office building. The land was sold in the second quarter of 2022. The real estate and related lease intangible assets and liabilities had a net carrying value of $41.7 million and $56.1 million as of September 30, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the office building had an outstanding principal amount of $31.3 million and $32.0 million as of September 30, 2022 and December 31, 2021, respectively.

Additionally, as of September 30, 2022 and December 31, 2021, Terra Property Trust owned 30.9% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. During 2022 and 2021, Terra Property Trust purchased equity interests in three joint ventures. As of September 30, 2022 and December 31, 2021, these equity interests had total carrying value of $57.1 million and $69.7 million, respectively.

Portfolio Investment Activity

    For the three months ended September 30, 2022 and 2021, Terra Property Trust invested $94.8 million and $56.5 million in new and add-on investments and had $31.6 million and $37.7 million of repayments, resulting in net investments of $63.2 million and $18.8 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the nine months ended September 30, 2022 and 2021, Terra Property Trust invested $120.5 million and $85.9 million in new and add-on investments and had $43.5 million and $69.0 million of repayments, resulting in net investments of $77.0 million and $16.9 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	September 30, 2022				December 31, 2021
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$370,623,912	$374,105,299	$370,880,124	64.5%	$310,933,350	$313,515,326	$312,735,452	58.3%
Preferred equity investments	57,727,211	57,727,213	38,267,729	6.7%	63,441,546	63,515,633	49,187,299	9.2%
Mezzanine loans	32,319,357	32,446,235	31,987,599	5.6%	17,444,357	17,622,804	17,518,902	3.3%
Credit facility	11,762,500	11,870,198	11,870,199	2.1%	11,762,500	11,859,876	11,859,877	2.2%
Allowance for loan losses	—	(22,922,539)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$472,432,980	453,226,406	453,005,651	78.9%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		—	—	—%		1,176,006	1,310,000	0.2%
Real estate owned		41,748,898	65,043,111	11.3%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		57,071,597	56,448,852	9.8%		69,713,793	68,898,535	12.8%
Total		$552,046,901	$574,497,614	100.0%		$519,812,086	$536,553,176	100.0%

	September 30, 2022				December 31, 2021
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$153,619,338	$154,112,318	$145,246,819	25.3%	$166,071,342	$166,836,320	$163,723,036	30.6%
Multifamily	119,902,801	121,113,385	120,970,601	21.1%	72,999,417	73,955,240	74,017,225	13.9%
Industrial	50,112,186	50,264,172	49,953,643	8.7%	18,762,500	18,859,876	18,841,978	3.5%
Infill land	48,079,150	48,619,458	49,024,524	8.5%	28,960,455	28,923,827	29,173,344	5.4%
Hotel - full/select service	43,222,382	43,738,349	42,388,236	7.4%	56,847,381	57,395,682	57,565,411	10.7%
Mixed use	29,497,123	29,558,901	16,654,640	2.9%	28,940,658	28,977,024	16,069,378	3.0%
Student housing	28,000,000	28,742,362	28,767,188	5.0%	31,000,000	31,565,670	31,911,158	5.9%
Allowance for loan losses	—	(22,922,539)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$472,432,980	453,226,406	453,005,651	78.9%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		—	—	—%		1,176,006	1,310,000	0.2%
Real estate owned		41,748,898	65,043,111	11.3%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		57,071,597	56,448,852	9.8%		69,713,793	68,898,535	12.8%
Total		$552,046,901	$574,497,614	100.0%		$519,812,086	$536,553,176	100.0%

	September 30, 2022				December 31, 2021
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$164,305,740	$166,047,515	$164,079,474	28.6%	$187,209,547	$189,082,380	$189,447,577	35.3%
New York	57,727,211	57,727,213	38,267,729	6.7%	63,441,546	63,515,633	49,187,299	9.1%
Georgia	55,565,351	55,824,187	54,449,071	9.5%	53,289,288	53,536,884	52,031,363	9.7%
Washington	51,517,559	51,778,575	51,888,460	9.0%	3,523,401	3,382,683	3,553,330	0.7%
New Jersey	48,428,836	48,748,885	49,343,504	8.6%	—	—	—	—%
Arizona	31,000,000	31,264,547	31,264,547	5.4%	—	—	—	—%
North Carolina	28,888,283	29,015,661	28,445,761	5.0%	44,492,971	44,704,699	44,453,133	8.3%
Utah	28,000,000	28,742,362	28,767,188	5.0%	28,000,000	28,420,056	28,851,547	5.4%
Massachusetts	7,000,000	7,000,000	6,499,917	1.1%	7,000,000	7,000,000	6,982,101	1.3%
Texas	—	—	—	—%	13,625,000	13,725,690	13,735,569	2.6%
South Carolina	—	—	—	—%	3,000,000	3,145,614	3,059,611	0.6%
Allowance for loan losses	—	(22,922,539)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$472,432,980	453,226,406	453,005,651	78.9%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		—	—	—%		1,176,006	1,310,000	0.2%
Real estate owned		41,748,898	65,043,111	11.3%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		57,071,597	56,448,852	9.8%		69,713,793	68,898,535	12.8%
Total		$552,046,901	$574,497,614	100.0%		$519,812,086	$536,553,176	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Investment income
Dividend income	$3,054,348	$—	$3,054,348	$4,569,442	$1,126,895	$3,442,547
Other operating income	19	10	$9	45	43	2
Total investment income	3,054,367	10	3,054,357	4,569,487	1,126,938	3,442,549
Operating expenses
Professional fees	121,588	119,508	2,080	381,787	350,488	31,299
Other	1,099	744	355	4,018	2,484	1,534
Total operating expenses	122,687	120,252	2,435	385,805	352,972	32,833
Net investment income (loss)	2,931,680	(120,242)	3,051,922	4,183,682	773,966	3,409,716
Net change in unrealized appreciation (depreciation) on investment	775,976	(1,074,864)	1,850,840	5,366,985	(2,320,213)	7,687,198
Net increase (decrease) in members’ capital resulting from operations	$3,707,656	$(1,195,106)	$4,902,762	$9,550,667	$(1,546,247)	$11,096,914

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both September 30, 2022 and 2021, we indirectly beneficially owned 76.5% through Terra JV of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended September 30, 2022 and 2021, we received distributions of $2.8 million and $3.0 million, or $0.19 and $0.20 per share, from Terra Property Trust, of which $2.8 million and none was recorded dividend income and none and $3.0 million were returns of capital, respectively. For the nine months ended September 30, 2022 and 2021, we received distributions of $8.7 million and $9.3 million, or $0.58 and $0.63 per share, from Terra Property Trust, of which $4.6 million and $1.1 million was recorded as dividend income and $4.1 million and $8.2 million was recorded as return of capital, respectively.

For the three months ended September 30, 2022 as compared to the same period in 2021, Terra Property Trust’s net loss increased by $6.2 million, primarily due to an increase of $8.5 million on provision for loan losses resulting from a decline in the fair value of collateral and an increase of $0.7 million in fees paid and operating expenses reimbursed to Terra Property Trust’s manager resulting from an increase in Terra Property Trust’s total assets under management, partially offset by an increase in net contractual interest income of $1.5 million resulting from an increase in the weighted average outstanding principal balance on net loans as well as an increase in the weighted average coupon rate, a gain of $0.8 million on the sale of interests in two entities that own three joint ventures (there was no such gain in the same prior year period), and an increase in prepayment fee income of $0.6 million resulting from an increase in loans with minimum yield provisions repaid before maturity.

For the nine months ended September 30, 2022, Terra Property Trust recorded a net loss of $6.4 million, compared to net income of $0.6 million recorded in the same period in 2021, primarily due to an increase of $7.7 million on provision for loan losses resulting from a decline in the fair value of collateral, an increase of $2.5 million in fees paid and operating expenses reimbursed to Terra Property Trust’s manager resulting from an increase in Terra Property Trust’s total assets under management and an impairment charge of $1.6 million recognized in the current year period on the development land in order to reduce the carrying value of the land to its estimated fair value, which was the estimated selling price less the cost of sale (there was no such impairment charge in the prior year period) partially offset by an increase in net contractual interest income of $2.8 million resulting from an increase in the weighted average outstanding principal balance on net loans as well as an increase in the weighted average coupon rate and an increase in prepayment fee income of $1.8 million resulting from an increase in loans with minimum yield provisions repaid before maturity.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio from a gross basis to a net basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$533,529,996	9.8%	$472,048,987	8.6%
Obligations under participation agreements and secured borrowing	(68,210,457)	10.5%	(135,954,081)	11.4%
Repurchase agreement payable	(193,403,018)	4.8%	—	—%
Term loan payable	—	—%	(105,432,234)	5.3%
Revolving line of credit	(42,251,492)	6.4%	(14,284,331)	4.0%
Net loans (3)	$229,665,029	14.4%	$216,378,341	8.8%
Senior loans
Gross loans	394,986,942	8.6%	274,103,005	6.5%
Obligations under participation agreements and secured borrowing	(25,547,563)	8.1%	(58,354,524)	8.5%
Repurchase agreement payable	(193,403,018)	4.8%	(105,432,234)	5.3%
Term loan payable	—	—%	—	—%
Revolving line of credit	(42,251,492)	6.4%	(14,284,331)	4.0%
Net loans (3)	$133,784,869	15.0%	$96,031,916	7.1%
Subordinated loans (4)
Gross loans	138,543,054	12.9%	197,945,982	11.5%
Obligations under participation agreements	(42,662,894)	12.7%	(77,599,557)	13.6%
Net loans (3)	$95,880,160	13.1%	$120,346,425	10.2%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$532,459,434	9.6%	$437,583,339	8.5%
Obligations under participation agreements and secured borrowing	(77,530,600)	10.6%	(113,149,622)	10.9%
Repurchase agreement payable	(209,832,900)	4.8%	—	—%
Term loan payable	(13,788,746)	5.3%	(106,764,197)	5.3%
Revolving line of credit	(49,545,296)	6.4%	(8,196,644)	4.0%
Net loans (3)	$181,761,892	15.9%	$209,472,876	9.0%
Senior loans
Gross loans	394,398,316	8.4%	265,609,382	6.5%
Obligations under participation agreements and secured borrowing	(33,158,284)	8.1%	(52,106,914)	8.5%
Repurchase agreement payable	(209,832,900)	4.8%
Term loan payable	(13,788,746)	5.3%	(106,764,197)	5.3%
Revolving line of credit	(49,545,296)	6.4%	(8,196,644)	4.0%
Net loans (3)	$88,073,090	18.5%	$98,541,627	6.8%
Subordinated loans (4)
Gross loans	138,061,118	12.9%	171,973,957	11.6%
Obligations under participation agreements	(44,372,316)	12.7%	(61,042,708)	12.9%
Net loans (3)	$93,688,802	13.0%	$110,931,249	10.9%
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

For the three and nine months ended September 30, 2022, we recorded an increase in net change in unrealized appreciation on investment of $0.8 million and $5.4 million, respectively, primarily due to a decrease in the trading price of Terra Property Trust’s unsecured notes payable, partially offset by a decrease in the fair value of Terra Property Trust’s investments resulting from a decrease in the fair value of the collateral as well as increases in the underlying discount rates due to the macro-economic conditions. For the three and nine months ended September 30, 2021, we recorded an increase in net change in unrealized depreciation on investment of $1.1 million and $2.3 million, respectively, as a result of the commissions and fees Terra Property Trust incurred in connection with the issuance of the unsecured notes payable, which reduced the carrying value of the notes.

Net Increase (Decrease) in Members’ Capital Resulting from Operations

    For the three and nine months ended September 30, 2022, the resulting net increase in members’ capital resulting from operations was $3.7 million and $9.6 million, respectively, compared to the resulting net decrease in members’ capital resulting from operations was $1.2 million and $1.5 million for the periods in 2021, respectively.

Financial Condition, Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including funding and maintaining our assets and operations, making distributions to our members and other general business needs. Our primary cash requirements for the next twelve months are making the discretionary recurring distributions to our members. We expect to use cash distributions received from Terra Property Trust to meet such cash requirements. Distributions are made at the discretion of the TPT Board and will depend upon, among other things, its actual results of operations and liquidity.

A total of $24.0 million of Terra Property Trust’s obligations under participation agreements will mature in the next twelve months, and Terra Property Trust expects to use the proceeds from the repayment of the corresponding investments to repay the participation obligations. Additionally, Terra Property Trust expects to fund approximately $60.4 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $31.3 million of borrowings outstanding under a mortgage loan payable that bears interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on November 14, 2022. Terra Property Trust expects to refinance the mortgage loan payable by the time it matures. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of September 30, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
		$85,125,000
Variable Rate:
Mortgage loan payable	N/A	$31,338,350	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	11/14/2022
Line of credit	$125,000,000	24,135,865	$100,864,135	LIBOR plus 3.25% with a combined floor of 4.0%	3/12/2024
UBS repurchase agreement	195,000,000	75,449,600	119,550,400	LIBOR or Term SOFR is LIBOR is not available plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	119,826,606	80,173,394	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$250,750,421	$300,587,929

Cash Flows Provided by Operating Activities

2022 — For the nine months ended September 30, 2022, cash flows provided by operating activities were $8.3 million, primarily due to $8.7 million of dividends received from Terra JV, of which $4.1 million was recorded as a return of capital.

2021 — For the nine months ended September 30, 2021, cash flows provided by operating activities were $9.0 million, primarily due to $9.3 million of dividends received from Terra JV, of which $8.2 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2022 — For the nine months ended September 30, 2022, cash flows used in financing activities were $9.0 million, primarily related to distributions paid to members of $8.5 million and payment for capital redemptions of $0.4 million.

2021 — For the nine months ended September 30, 2021, cash flows used in financing activities was $9.0 million, primarily related to distributions paid to members.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Origination and extension fee expense (1)(2)	$737,903	$975,598	$1,806,215	$1,573,612
Asset management fee	1,611,934	1,420,119	4,740,657	3,733,358
Asset servicing fee	379,712	311,127	1,124,759	861,324
Operating expenses reimbursed to Terra REIT Advisors	2,013,135	1,528,223	6,082,333	4,878,050
Disposition fee (3)	410,694	342,508	890,194	657,196
Total	$5,153,378	$4,577,575	$14,644,158	$11,703,540
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the nine months ended September 30, 2022 excluded $0.2 million of origination fee paid to Terra REIT Advisors in connection with its equity investment in an unconsolidated investment. This origination fee was capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of September 30, 2022, Terra Property Trust had 11 investments with an aggregate principal balance of $308.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 12 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $3.0 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $3.1 million. Additionally, Terra Property Trust had three investments with an aggregate principal balance of $131.9 million that provide for interest income at an annual rate of SOFR plus a spread, all of which were subject to a SOFR floor. A decrease of 100 basis points in SOFR would decrease Terra Property Trust’s annual interest income by $1.2 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $1.3 million.

    Additionally, as of September 30, 2022, Terra Property Trust had $31.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $24.1 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $61.3 million of first mortgages; a repurchase agreement with an outstanding balance of $75.4 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $106.5 million of first mortgages; and another repurchase agreement with an outstanding balance of $119.8 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $165.7 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease Terra Property Trust’s annual interest expense by approximately $2.5 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase Terra Property Trust’s annual interest expense by approximately $2.5 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2022 and 2021, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we, Terra Property Trust, Terra JV and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of Terra Property Trust’s rights under contracts with its portfolio companies. Additionally, as of September 30, 2022, Terra Property Trust owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra Property Trust is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. Terra Property Trust believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Terra Property Trust’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Terra Property Trust intends vigorously to pursue the litigation. While Terra Property Trust believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of Terra Property Trust’s interest in the ground lease and the office building.

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

10.1
Voting Support Agreement, dated September 30, 2022, by and among Terra Property Trust, Inc., Terra JV, LLC and Terra Offshore Funds REIT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Terra Property Trust, Inc. with the SEC on October 3, 2022).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Terra Property Trust, Inc. with the SEC on October 3, 2022).

10.3 *
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto.

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

Date: November 10, 2022

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