Form 10-K
period 2022-12-31
Terra Secured Income Fund 5, LLC
filed 2023-03-13
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 10, 2023, the registrant had 6,622.2 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
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

•“Terra Capital Advisors” refers to Terra Capital Advisors, LLC, a subsidiary of Terra Capital Partners, LLC;
•
•“Terra Capital Advisors 2” refers to Terra Capital Advisors 2, LLC, a subsidiary of Terra Capital Advisors;

•“Terra Capital Partners” refers to Terra Capital Partners, LLC, our sponsor;

•“Terra Fund 1” refers to Terra Secured Income Fund, LLC; “Terra Fund 2” refers to Terra Secured Income Fund 2, LLC; “Terra Fund 3” refers to Terra Secured Income Fund 3, LLC; “Terra JV” refers to Terra JV, LLC (formerly known as Terra Secured Income Fund 4, LLC, or “Terra Fund 4”); “Fund 5 International” refers to Terra Secured Income Fund 5 International; “Terra BDC” refers to Terra Income Fund 6, Inc.; “Terra International” refers to Terra Income Fund International; “Terra Fund 7” refers to Terra Secured Income Fund 7, LLC; “Terra Offshore REIT” refers to Terra Offshore Funds REIT, LLC; “Terra Property Trust 2” refers to Terra Property Trust 2, Inc., formerly a subsidiary of Terra Fund 7; “RESOF” refers to Mavik Real Estate Special Opportunities Fund, L.P.; “RESOF REIT” refers to Mavik Real Estate Special Opportunities Fund REIT, LLC, a subsidiary of RESOF; and “Terra LLC” refers to Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC), a wholly owned subsidiary of Terra Property Trust.

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

•Terra Property Trust’s ability to achieve the expected synergies, cost savings and other benefits from the BDC Merger (as defined below);

•Risks associated with achieving expected synergies, cost savings and other benefits from Terra Property Trust’s increased scale.

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

•our use of financial leverage;

•actual and potential conflicts of interest with any of the following affiliated entities: Terra Income Advisors; the REIT Manager; Terra Capital Partners; Terra Property Trust, Terra LLC, Terra Fund 7, Fund 5 International, Terra International, Terra Offshore REIT and RESOF; or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-

looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this annual report on Form 10-K. Other factors that could cause actual results to differ materially include:

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A — Risk Factors.

Risks Related to Our Business

•Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations, the value of our assets and returns to our investors.
•Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•Terra Property Trust’s investments are selected by the REIT Manager or its affiliates and our unitholders will not have input into investment decisions.
•If the REIT Manager or its affiliates underestimates the borrower’s credit analysis or originates loans by using an exception to their loan underwriting guidelines, we may experience losses.
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

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust. Following the consummation of the BDC Merger and as of December 31, 2022, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s newly designated Class B Common Stock, par value $0.01 per share (“TPT Class B Common Stock”), respectively; and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV. Accordingly, as of December 31, 2022, we indirectly beneficially owned 61.3% of the outstanding shares of TPT Class B Common Stock of Terra Property Trust through Terra JV.

On the date that is 180 calendar days (or, if such date is not a business day, the next business day) after the date (the “First Conversion Date”) of initial listing of shares of Terra Property Trust’s Class A Common Stock, $0.01 par value per share (“TPT Class A Common Stock”), for trading on a national securities exchange or such earlier date as approved by Terra Property Trust’s board of directors (the “TPT Board”), one-third of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the date that is 365 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date following the First Conversion Date as approved by the TPT Board (the “Second Conversion Date”), one-half of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the date that is 545 calendar days (or, if such date is not a business day, the next business day) after the date of initial listing of shares of TPT Class A Common Stock for trading on a national securities exchange or such earlier date following the Second Conversion Date as approved by the TPT Board (the

“Third Conversion Date”), all of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock.

Each of the loans was originated by Terra Capital Partners or its affiliates. The portfolio is diversified based on location of the underlying properties, loan structure and property type. As of December 31, 2022, the portfolio included underlying properties located in 31 markets, across ten states and includes property types such as multifamily housing, hotels, student housing, commercial offices, medical offices, mixed-use and industrial properties. The profile of these properties ranges from stabilized and value-added properties to pre-development and construction. The loans are structured across mezzanine debt, first mortgages, preferred equity investments and credit facilities.

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

The REIT Manager is a subsidiary, and our Manager is an affiliate, of Terra Capital Partners, a real estate credit focused investment manager based in New York City with a 19-year track record focused primarily on the origination and management of mezzanine loans, as well as first mortgage loans, bridge loans and preferred equity investments in all major property types through multiple public and private pooled investment vehicles. Since its formation in 2001 and its commencement of operations in 2002, Terra Capital Partners has been engaged in providing financing on commercial properties of all major property types throughout the United States. In the lead up to the global financial crisis in 2007, believing that the risks associated with commercial real estate markets had grown out of proportion to the potential returns from such markets, Terra Capital Partners sold 100% of its investment management interests prior to the global financial crisis. It was not until mid-2009, after its assessment that commercial mortgage markets would begin a period of stabilization and growth, that Terra Capital Partners began to sponsor new investment vehicles, which included the predecessor private partnerships, to again provide debt capital to commercial real estate markets. The financings provided by all vehicles managed by Terra Capital Partners from January 2004 through December 31, 2022 have been secured by approximately 13.9 million square feet of office properties, 3.7 million square feet of retail properties, 5.9 million square feet of industrial properties, 5,058 hotel rooms and 28,493 apartment units. The value of the properties underlying this capital was approximately $11.2 billion based on appraised values as of the closing dates of each financing. In addition to its extensive experience originating and managing debt financings, Terra Capital Partners and its affiliates owned and operated over six million square feet of office and industrial space between 2005 and 2007, and this operational experience further informs its robust origination and underwriting standards and enables the REIT Manager to effectively operate property underlying a financing upon a foreclosure.

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

•target middle market loans of approximately $10 million to $50 million;

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

    As of December 31, 2022, Terra Property Trust had outstanding indebtedness, consisting of borrowings under a mortgage loan of $29.3 million, unsecured notes payable of $123.5 million, a term loan of $25.0 million, a line of credit of $90.1 million and the repurchase agreements of $170.9 million. As of December 31, 2022, the amount remaining available under the line of credit and the repurchase agreements was $34.9 million and $224.1 million, respectively.

    Additionally, as of December 31, 2022, Terra Property Trust had obligations under participation agreements of $12.6 million. However, Terra Property Trust does not have direct liability to a participant under the participation agreements with respect to the underlying loan and the participants’ share of the investments is repayable only from the proceeds received from the related borrower/issuer of the investments and, therefore, the participants also are subject to credit risk (i.e., risk of default by the underlying borrower/ issuer). With its larger size and enhanced access to capital and capital flexibility, Terra Property Trust expects to deemphasize its use of participation arrangements. For additional information concerning our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K.

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

Mezzanine Loans.  These are loans secured by ownership interests in an entity that owns commercial real estate and that generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short-term (one to five years) or long-term (up to 10 years) and may be fixed or floating rate. We may own mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans generally pay interest on a specified due date (although there may be a portion of the interest that is deferred) and may, to the extent consistent with Terra Property Trust’s qualification as a REIT, provide for participation in the value or cash flow appreciation of the underlying property as described below. Generally, we invest in mezzanine loans with last dollar loan-to-value ratios ranging from 60% to 85%. As of December 31, 2022, Terra Property Trust owned five mezzanine loans with a total net principal amount of $26.8 million, which constituted 4.2% of its net loan investment portfolio.

Preferred Equity Investments.  These are investments in preferred membership interests in an entity that owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. These investments are expected to have characteristics and returns similar to mezzanine loans. As of December 31, 2022, Terra Property Trust owned five preferred equity investments with a total net principal amount of $121.2 million, which constituted 19.1% of its net loan investment portfolio..

First Mortgage Loans.  These loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. First mortgage loans may be either short-term (one to five years) or long-term (up to 10 years), may be fixed or floating rate and are predominantly current-pay loans. The REIT Manager originates current-pay first mortgage loans backed by high-quality properties in the United States. that fit our investment strategy. Certain of our first mortgage loans finance the acquisition, rehabilitation and construction of infill land property and for these loans we target a weighted average last dollar loan-to-value of 70%. We may selectively syndicate portions of our first mortgage loans, including senior or junior participations to provide third-party financing for a portion of the loan or optimize returns which may include retained origination fees.

    First mortgage loans are expected to provide for a higher recovery rate and lower defaults than other debt positions due to the lender’s senior position. However, such loans typically generate lower returns than subordinate debt such as mezzanine loans, B-notes, or preferred equity investments. As of December 31, 2022, Terra Property Trust owned 20 first mortgage loans with a total net principal amount of $456.4 million, which constituted 72.1% of its net loan investment portfolio. As of December 31, 2022, Terra Property Trust used $413.1 million of senior mortgage loans as collateral for $261.0 million of borrowings under a revolving line of credit and two repurchase agreements.

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

Investors in B-notes are compensated for the increased risk of such assets from a pricing perspective but still benefit from a mortgage lien on the related property. Investors typically receive principal and interest payments at the same time as senior debt unless a default occurs, in which case any such payments are made only after any senior debt is made whole. Rights of holders of B-notes are usually governed by participation and other agreements that, subject to certain limitations, typically provide the holders of subordinated positions of the mortgage loan with the ability to cure certain defaults and control certain decisions of holders of senior debt secured by the same properties (or otherwise exercise the right to purchase the senior debt), which provides for additional downside protection and higher recoveries. As of December 31, 2022, Terra Property Trust did not own any B-notes.

Equity Participations.  In connection with our loan origination activities, we may pursue equity participation opportunities, or interests in the projects being financed, in instances when we believe that the risk-reward characteristics of the loan merit additional upside participation because of the possibility of appreciation in value of the underlying properties securing the loan. Equity participations can be paid in the form of additional interest, exit fees or warrants in the borrower. Equity participation can also take the form of a conversion feature, permitting the lender to convert a loan or preferred equity investment into equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to obtain equity participations in certain instances where the loan collateral consists of a property that is being repositioned, expanded or improved in some fashion which is anticipated to improve future cash flow. In such case, the borrower may wish to defer some portion of the debt service or obtain higher leverage than might be merited by the pricing and leverage level based on historical performance of the underlying property. We can generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced. As of December 31, 2022, Terra Property Trust did not own any equity participations.

Other Real Estate-Related Investments.  We may, through Terra Property Trust, invest in other real estate-related investments, which may include CMBS or other real estate debt or equity securities, so long as such investments do not constitute more than 15% of our assets. Certain of our real estate-related loans require the borrower to make payments of interest on the fully committed principal amount of the loan regardless of whether the full loan amount is outstanding. As of December 31, 2022, Terra Property Trust owned 27.9% equity interest in a limited partnership that invests in performing and non-performing mortgages, loans, mezzanines, B-notes and other credit instruments supported by underlying commercial real estate assets. Additionally, Terra Property Trust beneficially owned equity interests in three joint ventures that invest in real estate properties. Terra Property Trust also owned a credit facility that is collateralized by underlying commercial real estate assets. In 2022, in connection with a mezzanine loan Terra Property Trust originated, Terra Property Trust entered into a residual profit sharing arrangement with the borrower. Terra Property Trust accounted for this arrangement as an equity investment. These equity interests had a total carrying value of $62.5 million and the credit facility had a principal balance of $28.8 million as of December 31, 2022.

Operating Real Estate

    From time to time, Terra Property Trust may acquire operating real estate properties, including properties acquired in connection with foreclosures or deed in lieu of foreclosure. In July 2018, Terra Property Trust acquired a multi-tenant office building through foreclosure of a first mortgage loan. In January 2019, Terra Property Trust acquired a 4.9 acre development parcel through deed in lieu of foreclosure. In June 2022, the development parcel was sold. As of December 31, 2022, the multi-tenant office building had a carrying value of $40.6 million, and the mortgage loan payable encumbering the office building had a principal amount of $29.3 million.

Investment Guidelines

    The TPT Board adopted investment guidelines, which may be amended from time to time, that set forth certain criteria for the REIT Manager to use when evaluating specific investment opportunities as well as its overall portfolio composition. The TPT Board will review the REIT Manager’s compliance with the investment guidelines periodically and receive an investment report at each quarter-end in conjunction with the review of its quarterly results by its board of directors.

    The TPT Board adopted the following investment guidelines:

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

    These investment guidelines may be changed from time to time by a majority of the TPT Board without the approval of its stockholders.

Disposition Policies

    The period Terra Property Trust holds its investments in real estate-related loans varies depending on the type of asset, interest rates and other factors. The REIT Manager had developed a well-defined exit strategy for each of Terra Property Trust’s investments. The REIT Manager continually performs a hold-sell analysis on each asset in order to determine the optimal time to hold the asset and generate a strong return to Terra Property Trust’s stockholders. Economic and market conditions may influence Terra Property Trust to hold investments for longer or shorter periods of time. Terra Property Trust may sell an asset before the end of the expected holding period if it believes that market conditions have maximized its value to us or the sale of the asset would otherwise be in our best interests. Terra Property Trust intends to make any such dispositions in a manner consistent with its qualification as a REIT and its desire to avoid being subject to the “prohibited transaction” penalty tax.

Operating and Regulatory Structure

REIT Qualification

    Terra Property Trust elected to be taxed as a REIT under the Internal Revenue Code commencing with its taxable year ended December 31, 2016. We believe that Terra Property Trust has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that its manner of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT. To qualify as a REIT, Terra Property Trust must meet on a continuing basis, through its organization and actual investment and operating results, various requirements under the Internal Revenue Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of shares of its stock. If Terra Property Trust fails to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it failed to qualify as a REIT. Even if Terra Property Trust qualifies for taxation as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property. In addition, subject to maintaining Terra Property Trust’s qualification as a REIT, a portion of its business may be conducted through, and a portion of its income may be earned with respect to, its taxable REIT subsidiaries (“TRSs”), should it decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by Terra Property Trust generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by Terra Property Trust from its TRSs, should it form a TRS in the future.

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

We and Terra Property Trust conduct our operations, and intend to continue to conduct our operations, so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Because we are organized as a holding company and conduct our business primarily through Terra Property Trust, the value of the “investment securities” held by an issuer must be less than 40% of the value of such issuer’s total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as we are not engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through Terra Property Trust, we are primarily engaged in the non-investment company businesses.

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

    We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five-year anniversary of an initial public offering of our units occurs.

Term and Liquidity

    Our amended and restated operating agreement provides that our existence will continue until December 31, 2023, unless sooner terminated. However, we expect that prior to such date we will consummate a liquidity transaction, which could occur as early as 2023 and may include an orderly liquidation of our assets or an alternative liquidity event such as a strategic business combination, a sale of our company or an initial public offering and listing or a direct listing of Terra Property Trust’s shares of common stock on a national securities exchange. The Manager would pursue an alternative liquidity event only if it believes such a transaction would be in the best interests of our members.

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

Employees; Staffing; Human Capital

    Our sole managing member is our Manager. We conduct substantially all of our business through Terra Property Trust, which is supervised by the TPT Board consisting of six directors. Terra Property Trust has entered into a Management Agreement with the REIT Manager pursuant to which certain services are provided by the REIT Manager and paid for by Terra Property Trust. The REIT Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to us, nor is it or its personnel obligated to dedicate any specific portion of its or their time to our business. We are responsible for the costs of our own employees; however, we do not currently have any employees and do not currently expect to have any employees. See “Item 10. Directors, Executive Officers and Corporate Governance” in this annual report on Form 10-K.

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

We are subject to risks incident to the ownership of real estate-related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by property owners and tenants; inflation; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Our assets are also subject to the risk of significant adverse changes in financial market conditions that can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, inflation, geopolitical issues, including events such as Russia’s invasion of Ukraine, the United Kingdom’s exit from the European Union, unemployment, the availability and cost of finance, or a prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets, which could result in an increase in mortgage defaults or a decline in the value of our assets. In addition, any increase in mortgage defaults in the residential market may have a negative impact on the credit markets generally as well as on economic conditions generally. We do not know whether the values of the property securing our real estate-related loans will remain at the levels existing on the dates of origination of such loans, and we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. These conditions, or others we cannot predict, may adversely affect our results of operations, our financial position, the value of our assets and our cash flows.

Inflation in the U.S. has accelerated recently and is currently expected to continue at an elevated level in the near-to medium-term, which may have an adverse impact on the valuation of our investments.

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

Terra Property Trust’s investments are selected by the REIT Manager and our unitholders will not have input into investment decisions.

    Pursuant to the terms of the Management Agreement, the REIT Manager is responsible for, among other services, managing the investment and reinvestment of Terra Property Trust’s assets, subject to the oversight and supervision of the TPT Board. Our unitholders will not have input into investment decisions. This will increase the uncertainty, and thus the risk, of investing in our units, as we may make investments with which you may not agree. Our Manager or its affiliates intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. The failure of our Manager or its affiliates to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns and could cause a material adverse effect on our results of operations, financial condition and cash flows. Even if investment opportunities are available, there can be no assurance that the due diligence processes of our Manager or its affiliates will uncover all relevant facts or that any particular investment will be successful.

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

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the most commonly used tenors (overnight and one, three, six and 12 months) will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. Many of Terra Property Trust’s counterparties are now subject to regulatory guidance not to enter new LIBOR contracts except in limited circumstances.

The Alternative Reference Rates Committee (“ARRC”), a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on Terra Property Trust’s borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.

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

We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future legislation or litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR.

The process of transition involves operational risks. References to LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.

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

Terra Property Trust’s loans are concentrated in California, New York, Georgia, Texas and New Jersey representing approximately 24.0%, 14.5%, 11.4%, 10.7% and 9.8%, respectively, of its net loan portfolio as of December 31, 2022. Additionally, Terra Property Trust owns a multi-tenant office building in California. If economic conditions in these or in any other state in which we have a significant concentration of borrowers were to deteriorate, such adverse conditions could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

Further, Terra Property Trust’s loans are concentrated in office, industrial and multifamily property types representing approximately 27.1%, 23.3% and 16.5%, respectively, of its net loan portfolio as of December 31, 2022. As a result, a downturn in any particular industry in which Terra Property Trust are heavily invested may significantly impact the aggregate returns it realizes. If an industry in which Terra Property Trust is heavily invested suffers from adverse business or economic conditions, a material portion of its investment could be affected adversely, which, in turn, could adversely affect our results of operations, financial condition and cash flows.

In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our customers in California which in turn could limit their ability to borrow funds.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our relationships. As our reliance on technology has increased, so have the risks posed to our information systems both internal and those provided by our Manager, the REIT Manager, Terra Capital Partners, its affiliates and third-party service providers. With respect to cybersecurity risk oversight, the TPT Board and its audit committee receive periodic reports and updates from management on the primary cybersecurity risks facing us and the Manager and its affiliates and the measures the Manager and its affiliates are taking to mitigate such risks. In addition to such periodic reports, the TPT Board and its audit committee receive updates from management as to changes to us and the Manager and its affiliates’ cybersecurity risk profile or certain newly identified risks. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Terra Property Trust’s acquisitions and the integration of acquired businesses subject it to various risks and may not result in all of the cost savings and benefits anticipated, which could adversely affect our financial condition or results of operations.

Terra Property Trust has in the past and may in the future seek to grow its business by acquiring other businesses that it believes will complement or augment its existing businesses. For example, Terra Property Trust completed the BDC Merger in October 2022. Neither Terra Property Trust nor we can predict with certainty the benefits of such acquisitions, which often constitute multi-year endeavors. There is risk that Terra Property Trust’s acquisitions may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost and time required to complete the integration successfully; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

If Terra Property Trust is unable to successfully integrate its acquisitions into its business, it may never realize their expected benefits. With each acquisition, Terra Property Trust may discover unexpected costs, liabilities for which it is not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges such as impairment of goodwill or other intangible assets and asset devaluation. Terra Property Trust also may be unable to successfully integrate the diverse company cultures, retain key personnel, apply its expertise to new competencies, or react to adverse changes in industry conditions.

Acquisitions may also result in business disruptions that could cause customers to move their business to Terra Property Trust’s competitors. It is possible that the integration process related to acquisitions could result in the disruption of Terra Property Trust’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect its ability to maintain relationships with borrowers, clients, customers, and employees. The loss of key employees in connection with an acquisition could adversely affect Terra Property Trust’s ability to successfully conduct its business. Additionally, the operation of the acquired businesses may adversely affect Terra Property Trust’s existing profitability, and it may not be able to achieve results in the future similar to those achieved in the past. Acquisition and integration efforts could divert the attention and resources of Terra Property Trust’s management, which could ultimately have an adverse effect on our results of operations, financial condition and cash flows.

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

We may be required to obtain and maintain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities or similar bodies in connection with some or all of our activities. There is no assurance that we can obtain and maintain any or all of the approvals and licenses that we desire or that we will avoid experiencing significant delays in seeking such approvals and licenses. Furthermore, we may be subject to various disclosure and other requirements to obtain and maintain these approvals and licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses will restrict our options and ability to engage in desired activities, and could subject us to fines, suspensions, terminations and various other adverse actions if it is determined that we have engaged without the requisite approvals or licenses in activities that required an approval or license, which could have a material adverse effect on our results of operations, financial condition and cash flows.

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

U.S. Federal government agencies, including the Federal Reserve, the Treasury Department and the SEC, as well as other governmental and regulatory bodies, have taken, are taking or may in the future take, various actions to address financial crises or other areas of national regulatory concern. Such actions could materially and adversely impact our business and investments, and dramatically increase the costs of complying with any additional laws and regulations. The elimination or reduction in scope of various existing laws and regulations could similarly materially and adversely impact our business and investments, results of operations and financial condition. Any far-ranging government intervention in the U.S. economic and financial systems may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate such potential impacts could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Current Expected Credit Loss (“CECL”) accounting standard adopted by Terra Property Trust could result in a significant change in how it recognizes credit losses and its financial condition, which may in turn have a material adverse effect on our results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Terra Property Trust adopted this ASU and related amendments on January 1, 2023. Under the CECL model, Terra Property Trust is required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet of Terra Property Trust and periodically thereafter. This differs significantly from the “incurred loss” model required under current United States generally accepted accounting principles (“U.S. GAAP”), which delays recognition until it is probable a loss has been incurred. The adoption of ASU 2016-13 resulted in an incremental reserve of Terra Property Trust of approximately $4.6 million, which included reserve on future loan funding commitments. Accordingly, Terra Property Trust’s adoption of the CECL model may materially affect how it determines its allowance for credit losses and require Terra Property Trust to increase its allowance. If Terra Property Trust is required to materially increase its level of allowance for credit losses for any reason, such increase could adversely affect its business, financial condition and results of operations, which may in turn have a material adverse effect on our results of operations.

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

    We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, and (iv) the end of the year in which the five-year anniversary of an initial public offering of our units occurs. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

    We and Terra Property Trusty conduct our operations, and intend to continue to conduct our operations, so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Because we are organized as a holding company and conduct our business primarily through Terra Property Trust, the value of the “investment securities” held by us must be less than 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). In addition, we conduct our operations so that we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act, as we are not engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through Terra Property Trust, we are primarily engaged in the non-investment company businesses of Terra Property Trust.

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

Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Property Trust, Terra LLC and RESOF. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. Should our Manager or its affiliates, or the members of our Manager’s or its affiliates’ management teams, devote insufficient time or resources to our business, our returns on our direct or indirect investments, and the value of our units, may decline.

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

    Because the fees that Terra Property Trust will pay to the REIT Manager and its affiliates are based in part on the level of our business activity, it is not possible to predict the amounts of compensation that Terra Property Trust will be required to pay these entities. In addition, Terra Property Trust has entered into a cost sharing and reimbursement agreement with Terra LLC, effective October 1, 2022, pursuant to which Terra LLC will be responsible for its allocable share of Terra Property Trust’s expenses, including fees paid by Terra Property Trust to the REIT Manager. Because key employees of the REIT Manager and its affiliates are given broad discretion to determine when to consummate a transaction, we will rely on these key persons to dictate the level of our business activity. Fees paid to the REIT Manager and its affiliates reduce funds available for payment of distributions to us and principal and interest payments on Terra Property Trust’s outstanding indebtedness. Because we cannot predict the amount of fees due to these parties, we cannot predict how precisely such fees will impact such payments.

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

Risks Related to Financing and Hedging

The TPT Board may change Terra Property Trust’s leverage policy, and/or investment strategy and guidelines, asset allocation and financing strategy, without the consent of its common stockholders.

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

    The REIT Manager is authorized to follow broad investment guidelines that have been approved by TPT Board. Those investment guidelines, as well as our target assets, investment strategy, financing strategy and hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our unitholders or Terra Property Trust’s stockholders. This could result in a loan portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described herein. These changes could have a material adverse effect on our results of operations, financial condition and cash flows.

Terra Property Trust may pursue and not be able to successfully complete securitization transactions, which could limit potential future sources of financing and could inhibit the growth of our business.

Terra Property Trust may use additional credit facilities, senior notes, term loans, repurchase agreements, first mortgage loans or other borrowings to finance the origination and/or structuring of real estate-related loans until a sufficient quantity of eligible assets have been accumulated, at which time it may decide to refinance these short-term facilities or repurchase agreements through the securitization market which could include the creation of CMBS, collateralized debt obligations (“CDO”s), or the private placement of loan participations or other long-term financing. If Terra Property Trust employs this strategy, it is subject to the risk that it would not be able to obtain, during the period that its short-term financing arrangements are available, a sufficient amount of eligible assets to maximize the efficiency of a CMBS, CDO or private placement issuance. Terra Property Trust is also subject to the risk that it is not able to obtain short-term financing arrangements or is not able to renew any short-term financing arrangements after they expire should it find it necessary to extend such short-term financing arrangements to allow more time to obtain the necessary eligible assets for a long-term financing.

The inability to consummate securitizations of its portfolio to finance its real estate-related loans on a long-term basis could require Terra Property Trust to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could have a material and adverse effect its results of operations, financial condition and cash flows.

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

    As our financings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This could adversely affect the returns on our assets, which would reduce our net income and, in turn, have a material adverse effect on our results of operations, financial condition and cash flows.

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

    Our company, the REIT Manager and Terra Property Trust entered into a voting agreement in respect of the shares of common stock of Terra Property Trust owned by our company (as amended and restated on March 2, 2020, the “2020 Voting Agreement”), which was intended, in part, to provide for continuity on the TPT Board. For additional details related to the 2020 Voting Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Voting Agreements Involving Terra Property Trust”. The nomination and voting terms contained in the 2020 Voting Agreement give the holders of such rights the ability to exercise substantial influence over Terra Property Trust and may otherwise limit the ability of the TPT Board to appoint certain members to its board of directors which could adversely impact the composition of the board. In any of these matters, the interests of our company and our unitholders may differ from or conflict with the interests of Terra Property Trust, the REIT Manager and its affiliates.

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

If we complete an alternative liquidity transaction by pursuing an initial public offering and listing or a direct listing of Terra Property Trust’s common stock in the future, you will be subject to additional risks.

Examples of the alternative liquidity transactions that may be available to us include a liquidation of assets, a sale of our company or its subsidiaries or affiliates, or a strategic business combination, a listing of the shares of common stock of Terra Property Trust on a national securities exchange, or an adoption of a share repurchase plan, in each case, which may include the distribution of our common stock of Terra Property Trust indirectly owned by our company and certain other fund vehicles managed by Terra Capital Partners or its affiliates to the ultimate investors in these vehicles. If we complete an alternative liquidity transaction that involves Terra Property Trust becoming a publicly traded company through an initial public offering and listing or a direct listing of Terra Property Trust’s shares on an exchange, you will subject to the following additional risks:

Trading Value of our Terra Property Trust’s Shares: If an alternative liquidity transaction involves Terra Property Trust becoming a publicly traded company through an initial public offering and listing or a direct listing of Terra Property Trust’s shares on a national securities exchange, Terra Property Trust’s shares will be publicly traded and investors will be able to assess the value of their shares by reference to their public trading prices.

Distributions: Following any alternative liquidity event, Terra Property Trust would be expected to pay regular monthly distributions to its stockholders and would continue to be required to distribute dividends equal to at least 90% of its taxable income (calculated without regard to its net capital gain and the dividends paid deduction) to its investors each year in order to maintain its qualification as a REIT.

Manager Compensation: If an alternative liquidity event involves Terra Property Trust becoming a publicly traded company through an initial public offering and listing or a direct listing of Terra Property Trust’s shares on an exchange, it is expected that Terra Property Trust will enter into a new management agreement with the REIT Manager or an affiliate of the REIT Manager. The base management fees, incentive distributions or other amounts that would be payable to the REIT Manager in the case of any such transaction are expected to be market-based fees determined in the case of any initial public offering by discussions between the REIT Manager and the underwriters involved in the initial public offering. Any such fees are expected to be paid in lieu of the fees currently payable to the REIT Manager by us or Terra Property Trust. In addition, if in connection with any such alternative liquidity event or other transaction, we distribute shares of Terra Property Trust to our members, our Manager may be entitled to receive a portion of such distributed shares based on its incentive distribution interest in our Fund, with shares of Terra Property Trust being valued at the date of distribution at their book value (if distributed prior to an liquidity event), at the initial public offering price in the case of an initial public offering (if distributed within 60 days after such initial public offering) or at the trading value for such shares over the 10-trading period prior to such distribution (if distributed at any time after the expiration of such 60-day period).

Transfer Restrictions: If an alternative liquidity event involves Terra Property Trust becoming a publicly traded company through an initial public offering and listing or a direct listing of Terra Property Trust’s shares on a national securities exchange, it is expected that, after the expiration of any lock-up period, our members will become the direct owners of shares of Terra Property Trust by way of a distribution of shares of Terra Property Trust to our members as described above. Terra Property Trust’s shares distributed to members will constitute restricted securities under the Securities Act and will be subject to restrictions on transfer under applicable U.S. securities laws.

As described above, following the consummation of the BDC Merger and as of December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of TPT Class B Common Stock and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV. On the date the First Conversion Date, one-third of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the Second Conversion Date, one-half of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the Third Conversion Date, all of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock.

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

Even if we have income or gains for U.S. federal income tax purposes, we will not be required to make distributions (or may lack sufficient cash available for distributions) to enable our members to pay their U.S. federal, state and local taxes as a result of such income or gain allocations. For example, in order to qualify as a REIT, Terra Property Trust must distribute dividends equal to at least 90% of its taxable income (calculated without regard to its net capital gain and the dividends paid deduction) to its shareholders on an annual basis. Differences in timing between the recognition of taxable income and the actual receipt of cash may occur for Terra Property Trust, resulting in “phantom income,” which could impact Terra Property Trust’s ability to satisfy its annual distribution requirements. For example, Terra Property Trust generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on its financial statements. The application of this rule may require Terra Property Trust to accrue certain items of income with respect to its debt instruments earlier than would be the case under the otherwise applicable tax rules; however, recently promulgated Treasury regulations, which are effective for taxable years beginning on or after January 1, 2021, generally would exclude, among other items, original issue discount and market discount income from the applicability of this rule. This rule could in certain circumstances increase Terra Property Trust’s “phantom income,” which may require Terra Property Trust to borrow funds or take other action to satisfy its REIT distribution requirements. For example, Terra Property Trust may request that we and its other shareholders, if any, agree to a consent dividend in order to meet the annual distribution requirements or avoid paying corporate tax on any undistributed net income. When a REIT makes a consent dividend, the REIT and its stockholders are generally treated for U.S. federal income tax purposes as if the REIT distributed cash to the stockholders and the stockholders immediately re-contributed the cash to the REIT as a contribution to capital. A consent dividend would result in the recognition of income by our members as if an actual distribution were made, but without any distribution of cash. As a result, our members would be required to utilize other resources to satisfy tax liabilities and would not be able resort to distributions made by us to assist in satisfying such tax liabilities.

If Terra Property Trust does not qualify or maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability as a result, which would result in reduced returns to our members.

    We expect to make substantially all of our investments through Terra Property Trust. Our Manager believes that the REIT Manager has taken and intends to continue to take such actions as are necessary or appropriate to cause Terra Property Trust to qualify for taxation as a REIT within the meaning of the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which only limited judicial and administrative authorities exist and, accordingly, may require interpretations of such provisions, which could be successfully challenged by the Internal Revenue Service. Even a technical or inadvertent mistake could jeopardize the REIT qualification of Terra Property Trust. The continued REIT qualification of Terra Property Trust will depend on the ability of Terra Property Trust to satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

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

    In order to qualify as a REIT, Terra Property Trust annually must satisfy two gross income requirements. First, at least 75% of its gross income for each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from investments relating to real property or mortgages on real property, including “rents from real property,” dividends received from and gain from the disposition of shares of other REITs, interest income derived from mortgage loans secured by real property (including certain types of qualified mezzanine loans and mortgage-backed securities), and gains from the sale of real estate assets, as well as income from certain kinds of qualified temporary investments. Second, at least 95% of Terra Property Trust’s gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property.

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

    The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a partnership or other pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the assets tests, and interest derived from such a loan will be treated as qualifying mortgage interest for purposes of the 75% and 95% gross income tests. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Terra Property Trust owns, and may acquire in the future, certain mezzanine loans and preferred equity investments (which it intends to treat as mezzanine loans for U.S. federal income tax purposes) that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the Internal Revenue Service will not successfully challenge the tax treatment of such mezzanine loans or preferred equity investments as qualifying real estate assets. To the extent that such mezzanine loans or preferred equity investments do not qualify as real estate assets, the interest income from such mezzanine loans or preferred equity investments would be qualifying income for the 95% gross income test, but not for the 75% gross income test and such mezzanine loans or preferred equity investments would not be qualifying assets for the 75% asset test and would be subject to the 5% and 10% asset tests, which could jeopardize Terra Property Trust’s ability to qualify as a REIT.

Risk of the Internal Revenue Service successfully challenging Terra Property Trust’s treatment of its preferred equity and mezzanine loan investments as debt for U.S. federal income tax purposes.

    Terra Property Trust invests in certain real estate related investments, including mezzanine loans, first mortgage loans, and preferred equity investments. There is limited case law and administrative guidance addressing whether certain preferred equity investments or mezzanine loans will be treated as equity or debt for U.S. federal income tax purposes. The REIT Manager received an opinion of prior tax counsel regarding the treatment of one of Terra Property Trust’s fixed return preferred equity investments and future similarly structured investments as debt for U.S. federal income tax purposes. Terra Property Trust treats the preferred equity investments which it currently holds as debt for U.S. federal income tax purposes and as mezzanine loans that qualify as real estate assets, as discussed above. No private letter rulings have been obtained on the characterization of these investments for U.S. federal income tax purposes and an opinion of counsel is not binding on the Internal Revenue Service; therefore, no assurance can be given that the Internal Revenue Service will not successfully challenge the treatment of such preferred equity investments as debt and as qualifying real estate assets. If a preferred equity investment or mezzanine loan owned by Terra Property Trust was treated as equity for U.S. federal income tax purposes, Terra Property Trust would be treated as owning its proportionate share of the assets and earning its proportionate share of the gross income of the partnership or limited liability company that issued the preferred equity interest. Certain of these partnerships and limited liability companies are engaged in activities, which could cause Terra Property Trust to be considered as earning significant nonqualifying income which would likely cause Terra Property Trust to fail to qualify as a REIT or pay a significant penalty tax to maintain its REIT qualification.

The failure of assets subject to repurchase agreements that Terra Property Trust enters into to qualify as real estate assets could adversely affect the ability of Terra Property Trust to qualify as a REIT.

    Terra Property Trust has entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which Terra Property Trust sells certain of its assets to a counterparty and simultaneously enters into an agreement to repurchase such assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that Terra Property Trust will be treated for asset and gross income test purposes as the owner of the assets that are the subject of such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could assert that Terra Property Trust is not the owner of the assets during the term of the sale and repurchase agreement, in which case Terra Property Trust could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

    We make substantially all of our investments, and conduct substantially all of our real estate lending business, through Terra Property Trust, which has elected to be taxed as a REIT for U.S. federal income tax purposes. The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that Terra Property Trust generates from transactions intended to hedge its interest rate and currency risks will generally be excluded from gross income for purposes of the 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges an instrument described in clause (A) or (B) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under the applicable regulations promulgated by the Treasury Regulations.

General Risk Factors

The effects of the ongoing COVID-19 pandemic, as well as any future pandemics or similar events, and the actions taken in response thereto, may adversely affect our investments and operations.

In March 2020, the World Health Organization publicly characterized the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has caused, and may continue to cause, significant disruptions to the U.S. and global economy and cause significant volatility and negative pressure in the financial markets. During the early part of the pandemic, the U.S. and global economy came under severe pressure due to numerous factors, including measures taken by governing authorities to prevent the spread of COVID-19, such as instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Many of such restrictions have long since been lifted, and the unprecedented global impact of the COVID-19 pandemic appears to have largely subsided. Nevertheless, the negative impacts of COVID-19 on the U.S. and global economy were quite severe and recovery is still in progress.

As a result of a significant portion of Terra Property Trust’s investments being in preferred equity of entities that own, mezzanine loans and first mortgages secured by office, multifamily and hospitality properties located in the United States, the ongoing COVID-19 pandemic will impact Terra Property Trust’s investments and operating results to the extent that it reduces occupancy, increases the cost of operation or results in limited hours or necessitates the closure of such properties. The borrowers under the first mortgages, mezzanine loans or preferred equity in which Terra Property Trust invests may fail to make timely and required payments under the terms of such instruments. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the COVID-19 pandemic may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect Terra Property Trust’s investments and our operating results.

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

We and Terra Property Trust are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, business, operations and earnings.

Certain organizations that provide corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon various ESG metrics. Currently, there are no universal standards for such scores or ratings, but ESG evaluations are increasingly being integrated into investment analysis. Views about ESG matters are diverse and rapidly changing, and companies are facing increasing scrutiny from regulators, investors, and other stakeholders related to their ESG practices and disclosure. If we or Terra Property Trust fail to adapt to or comply with regulatory requirements or investor or stakeholder ESG standards, our reputation, ability to do business with certain partners, access to capital, operations and earnings could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our administrative and principal executive offices are located at 205 West 28th Street, 12th Floor, New York, New York 10001. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

    There is no established trading market for our units. As of March 10, 2023, we had 6,622.2 units outstanding held by a total of approximately 3,204 investors. As of March 10, 2023, there were no outstanding options, warrants to purchase our units or securities convertible into our units.

    We currently expect that comparable cash dividends will continue to be paid in the future. However, these dividends will be made at the discretion of our Manager and will depend upon, among other things, our actual results of operations and liquidity.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2022.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The information contained in this section should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this annual report on Form 10-K.

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

    On January 1, 2016, the Terra Funds merged with and into our subsidiaries through the Merger. Following the Merger, we contributed the consolidated portfolio of our net assets and the net assets of the Terra Funds to Terra Property Trust in exchange for all of the shares of common stock of Terra Property Trust. We elected to engage in the REIT formation transactions, to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company, and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger and as of December 31, 2022, former Terra BDC stockholders owned approximately 19.9%

of Terra Property Trust’s common equity, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder of 10.1% held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV. Accordingly, as of December 31, 2022, we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Recent Developments

Terra BDC Merger

On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 , Terra BDC merged with and into Terra LLC, a wholly owned subsidiary of Terra Property Trust, with Terra LLC continuing as the surviving entity of the merger and as a wholly owned subsidiary of Terra Property Trust. The Certificate of Merger and Articles of Merger with respect to the Terra BDC Merger were filed with the Secretary of State of the State of Delaware and the State Department of Assessments and Taxation of Maryland (the “SDAT”), respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of common stock, par value $0.001 per share (“Terra BDC Common Stock”), of Terra BDC held by Terra Property Trust or any of its wholly owned subsidiaries or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of TPT Class B Common Stock, and (ii) cash, without interest, in lieu of any fractional shares of TPT Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of TPT Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

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

On the Closing Date, Terra Property Trust filed with the SDAT its Articles of Amendment to the Articles of Amendment and Restatement (the “TPT Charter Amendment”). Pursuant to the TPT Charter Amendment, (i) the authorized shares of its stock which Terra Property Trust has authority to issue were increased from 500,000,000 to 950,000,000, consisting of 450,000,000 shares of TPT Class A Common Stock, 450,000,000 shares of TPT Class B Common Stock, and 50,000,000 shares of Preferred Stock, $0.01 par value per share, and (ii) each share of Terra Property Trust’s common stock issued and outstanding immediately prior to the Effective Time was automatically changed into one issued and outstanding share of TPT Class B Common Stock.

The TPT Class B Common Stock rank equally with and have identical preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption as each other share of our common stock, except as set forth below with respect to conversion.

On the First Conversion Date, one-third of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the Second Conversion Date, one-half of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock. On the Third Conversion Date, all of the issued and outstanding shares of TPT Class B Common Stock will automatically and without any action on the part of the holder thereof convert into an equal number of shares of TPT Class A Common Stock.

As of the Effective Time and in accordance with the Terra BDC Merger Agreement, the size of the TPT Board was increased by three members and each of Spencer Goldenberg, Adrienne Everett and Gaurav Misra (each a “Terra BDC Designee”, and collectively, the “Terra BDC Designees”) were elected to the TPT Board to fill the vacancies created by such increase, with each Terra BDC Designee to serve until Terra Property Trust’s next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Each of the other members of the TPT Board immediately prior to the Effective Time continued as members following the Effective Time.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of December 31, 2022 and 2021:

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Amortized cost	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13

	December 31, 2021
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements and Secured Borrowing	Total Net Loans
Number of loans	6	15	21	4	21
Principal balance	$74,880,728	$405,270,423	$480,151,151	$76,569,398	$403,581,753
Amortized cost	75,520,212	394,153,102	469,673,314	76,818,156	392,855,158
Fair value	75,449,410	391,752,209	467,201,619	75,900,089	391,301,530
Weighted average coupon rate	12.39%	7.01%	7.85%	10.40%	7.37%
Weighted-average remaining term (years)	1.93	1.45	1.53	0.82	1.66
_______________
(1)These loans pay a coupon rate of LIBOR or SOFR plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.39%, average SOFR of 4.06% and forward-looking term rate based on SOFR (“Term SOFR”) of 4.36% as of December 31, 2022 and LIBOR of 0.10% as of December 31, 2021.
(2)As of December 31, 2022 and 2021, amount included $413.1 million and $163.1 million of senior mortgages used as collateral for $261.0 million and $93.8 million of borrowings under credit facilities, respectively.
(3)As of December 31, 2022 and 2021, twenty-one and thirteen of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to Terra Property Trust’s net loan portfolio, as of December 31, 2022, Terra Property Trust owned a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2021, Terra Property Trust owned 4.9 acres of land acquired pursuant to a deed in lieu of foreclosure and the aforementioned multi-tenant office building. The land was sold in the second quarter of 2022. The real estate and related lease intangible assets and liabilities had a net carrying value of $40.6 million and $56.1 million as of December 31, 2022 and December 31, 2021, respectively. The mortgage loan payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million and $32.0 million as of December 31, 2022 and 2021, respectively.

Additionally, as of December 31, 2022 and 2021, Terra Property Trust owned 27.9% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Terra Property Trust also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan Terra Property Trust originated, Terra Property Trust entered into a residual profit sharing arrangement with the borrower. Terra Property Trust accounted for this arrangement as an equity investment. As of December 31, 2022 and 2021, these equity investments had total carrying value of $62.5 million and $69.7 million, respectively.

Portfolio Investment Activity

    For the years ended December 31, 2022 and 2021, Terra Property Trust invested $126.9 million and $117.3 million in new and add-on investments and had $33.3 million and $85.1 million of repayments, resulting in net investments of $93.6 million and $32.2 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	December 31, 2022				December 31, 2021
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$456,408,889	$461,299,182	$458,085,397	63.1%	$310,933,350	$313,515,326	$312,735,452	58.3%
Preferred equity investments	121,231,434	122,132,177	97,127,877	13.4%	63,441,546	63,515,633	49,187,299	9.2%
Mezzanine loans	26,767,345	26,770,521	26,325,341	3.6%	17,444,357	17,622,804	17,518,902	3.3%
Credit facility	28,802,833	29,080,183	28,926,544	4.0%	11,762,500	11,859,876	11,859,877	2.2%
Allowance for loan losses	—	(25,471,890)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$633,210,501	613,810,173	610,465,159	84.1%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		136,265	147,960	—%		1,176,006	1,310,000	0.2%
Real estate owned		40,581,847	52,500,000	7.2%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		62,498,340	63,161,348	8.7%		69,713,793	68,898,535	12.8%
Total		$717,026,625	$726,274,467	100.0%		$519,812,086	$536,553,176	100.0%

	December 31, 2022				December 31, 2021
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$171,611,750	$172,042,063	$159,780,622	22.0%	$166,071,342	$166,836,320	$163,723,036	30.6%
Industrial	147,796,164	148,891,742	148,409,441	20.4%	18,762,500	18,859,876	18,841,978	3.5%
Multifamily	104,589,464	105,570,432	103,784,913	14.3%	72,999,417	73,955,240	74,017,225	13.9%
Mixed use	64,880,450	65,838,965	52,303,392	7.2%	28,940,658	28,977,024	16,069,378	3.0%
Infill land	48,860,291	49,565,437	49,864,054	6.9%	28,960,455	28,923,827	29,173,344	5.4%
Hotel - full/select service	43,222,382	43,758,804	43,062,933	5.9%	56,847,381	57,395,682	57,565,411	10.7%
Student housing	31,000,000	31,774,261	31,816,276	4.4%	31,000,000	31,565,670	31,911,158	5.9%
Infrastructure	21,250,000	21,840,359	21,443,528	3.0%	—	—	—	—%
Allowance for loan losses	—	(25,471,890)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$633,210,501	613,810,173	610,465,159	84.1%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		136,265	147,960	—%		1,176,006	1,310,000	0.2%
Real estate owned		40,581,847	52,500,000	7.2%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		62,498,340	63,161,348	8.7%		69,713,793	68,898,535	12.8%
Total		$717,026,625	$726,274,467	100.0%		$519,812,086	$536,553,176	100.0%

	December 31, 2022				December 31, 2021
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$151,668,387	$153,158,967	$150,237,383	20.8%	$187,209,547	$189,082,380	$189,447,577	35.3%
New York	91,845,479	91,877,084	67,737,205	9.3%	63,441,546	63,515,633	49,187,299	9.1%
Georgia	72,401,718	73,101,964	71,971,448	9.9%	53,289,288	53,536,884	52,031,363	9.7%
Texas	67,625,000	68,142,046	68,142,046	9.4%	13,625,000	13,725,690	13,735,569	2.6%
New Jersey	62,228,622	62,958,482	63,290,218	8.7%	—	—	—	—%
Washington	56,671,267	57,027,639	57,191,604	7.9%	3,523,401	3,382,683	3,553,330	0.7%
Utah	49,250,000	50,698,251	50,345,762	6.9%	28,000,000	28,420,056	28,851,547	5.4%
North Carolina	43,520,028	44,041,162	43,634,806	6.0%	44,492,971	44,704,699	44,453,133	8.3%
Arizona	31,000,000	31,276,468	31,276,468	4.3%	—	—	—	—%
Massachusetts	7,000,000	7,000,000	6,638,219	0.9%	7,000,000	7,000,000	6,982,101	1.3%
South Carolina	—	—	—	—%	3,000,000	3,145,614	3,059,611	0.6%
Allowance for loan losses	—	(25,471,890)	—	—%	—	(13,658,481)	—	—%
Total loan investments	$633,210,501	613,810,173	610,465,159	84.1%	$403,581,753	392,855,158	391,301,530	73.0%
Marketable securities		136,265	147,960	—%		1,176,006	1,310,000	0.2%
Real estate owned		40,581,847	52,500,000	7.2%		56,067,129	75,043,111	14.0%
Equity investment in unconsolidated Investments		62,498,340	63,161,348	8.7%		69,713,793	68,898,535	12.8%
Total		$717,026,625	$726,274,467	100.0%		$519,812,086	$536,553,176	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Change
Investment income
Dividend income	$6,868,609	$1,883,284	$4,985,325
Other operating income	65	53	12
Total investment income	6,868,674	1,883,337	4,985,337
Operating expenses
Professional fees	538,348	442,093	96,255
Other	4,666	3,310	1,356
Total operating expenses	543,014	445,403	97,611
Net investment income	6,325,660	1,437,934	4,887,726
Net change in unrealized depreciation on investment	(2,682,270)	(6,822,621)	4,140,351
Net increase (decrease) in members’ capital resulting from operations	$3,643,390	$(5,384,687)	$9,028,077

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of December 31, 2022 and 2021, through Terra JV we indirectly beneficially owned 61.3% and 76.5%, respectively, of the outstanding shares of common stock of Terra Property Trust.

    For the years ended December 31, 2022 and 2021, we received distributions of $11.5 million and $13.1 million, or $0.78 and $0.88 per share, respectively, from Terra Property Trust, of which $6.9 million and $1.9 million was recorded as dividend income and $4.6 million and $11.2 million was recorded as return of capital, respectively.

For the year ended December 31, 2022 as compared to the same period in 2021 Terra Property Trust’s net loss decreased by $5.4 million, primarily due to an increase in net interest income of $6.6 million as a result of an increase in the weighted average principal balance of net loans and an increase in the weighted average coupon rate on net loans due to new loans Terra Property Trust entered into in 2022 and as well as loans acquired in connection with the BDC Merger, a gain on extinguishment of debt of $3.4 million due to obligations under participation agreements with Terra BDC being released in connection with the BDC Merger, a decrease in real estate operating loss of $2.1 million as a result of lease termination income recognized in 2022 in connection with a termination notice received in November 2021, and an increase in prepayment fee income of $1.8 million as a result of an increase in loans with minimum yield provisions repaid before maturity. These increases in net income were partially offset by an increase in fees paid and operating expenses reimbursed to the Manager of $3.0 million as a result of an increase in total assets under management resulting, a decrease in equity income from unconsolidated investments of $3.2 million resulting from a decrease in ownership interest in RESOF and loss generated from the three joint ventures and an increase in professional fees of $1.9 million resulting from legal fees incurred in connection with litigation related to the ground rent reset as well as a loan refinancing in 2022 which was accounted for as a loan modification.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following tables present a reconciliation of Terra Property Trust’s loan portfolio on a weighted average basis from gross to net for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$550,062,087	10.7%	$456,344,152	8.5%
Obligations under participation agreements and secured borrowing	(59,931,021)	12.1%	(114,437,021)	11.0%
Repurchase agreement payable	(167,507,961)	6.2%	(6,349,642)	2.6%
Term loan payable	(10,303,678)	5.3%	(103,433,296)	5.3%
Revolving line of credit	(47,383,467)	7.6%	(16,721,744)	4.0%
Net loans (3)	$264,935,960	14.0%	$215,402,449	9.2%
Senior loans
Gross loans	408,607,321	9.7%	272,577,220	6.5%
Obligations under participation agreements and secured borrowing	(24,800,580)	8.1%	(51,693,824)	8.9%
Repurchase agreement payable	(167,507,961)	6.2%	(6,349,642)	2.6%
Term loan payable	(10,303,678)	5.3%	(103,433,296)	5.3%
Revolving line of credit	(47,383,467)	7.6%	(16,721,744)	4.0%
Net loans (3)	$158,611,635	14.6%	$94,378,714	7.2%
Subordinated loans (4)
Gross loans	141,454,766	13.6%	183,766,932	11.4%
Obligations under participation agreements	(35,130,441)	13.7%	(62,743,197)	12.8%
Net loans (3)	$106,324,325	13.6%	$121,023,735	10.7%
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

For the year ended December 31, 2022 as compared to the same period in 2021, net change in unrealized depreciation on investment decreased by $4.1 million, as a result of  a decrease in the fair value of Terra Property Trust’s investment portfolio, the decline in which was primarily due to the impact of increases in the underlying discount rates due to the macro-economic conditions, partially offset by a decrease in the trading price of Terra Property Trust’s unsecured notes payable.

Net Increase (Decrease) in Members’ Capital Resulting from Operations

    For the year ended December 31, 2022, the resulting net increase in members’ capital resulting from operations was $3.6 million, compared to the resulting net decrease in members’ capital resulting from operations of $5.4 million for the same period in 2021.

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

Terra Property Trust expects to fund approximately $44.1 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $29.3 million of borrowings outstanding under a mortgage loan payable that bears interest at an annual rate of LIBOR plus 3.85% with a LIBOR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on May 31, 2023. Terra Property Trust expects to refinance the mortgage loan payable before it matures. In connection with the BDC Merger, Terra Property Trust assumed a $25.0 million delayed draw term loan. This term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023. Terra Property Trust expects to either maintain sufficient cash on hand to repay the facility or refinance the facility. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of December 31, 2022:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Delayed draw term loan	$25,000,000	25,000,000	—	5.63%	7/1/2023
	$25,000,000	$148,500,000	$—
Variable Rate:
Mortgage loan payable	N/A	$29,252,308	N/A	LIBOR plus 3.85% with a LIBOR floor of 2.23%	5/31/2023
Line of credit	$125,000,000	90,135,865	$34,864,135	LIBOR plus 3.25% with a combined floor of 4.00%	3/12/2024
UBS repurchase agreement	195,000,000	51,050,000	143,950,000	LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	119,826,606	80,173,394	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$520,000,000	$290,264,779	$258,987,529

Cash Flows Provided by Operating Activities

2022 — For the year ended December 31, 2022, cash flows provided by operating activities were $11.0 million, primarily due to $11.5 million of dividends received from Terra JV, of which $4.6 million was recorded as a return of capital.

2021 — For the year ended December 31, 2021, cash flows provided by operating activities were $12.6 million, primarily due to $13.1 million of dividends received from Terra JV, of which $11.2 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2022 — For the year ended December 31, 2022, cash flows used in financing activities were $11.7 million, primarily related to distributions paid to members of $11.3 million and payment for capital redemptions of $0.5 million.

2021 — For the year ended December 31, 2021, cash flows used in financing activities was $12.0 million, primarily related to distributions paid to members.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Years Ended December 31,
	2022	2021
Origination and extension fee expense (1)(2)	$2,967,291	$2,729,598
Asset management fee	6,556,492	5,134,149
Asset servicing fee	1,560,044	1,181,924
Operating expenses reimbursed to Terra REIT Advisors	8,076,321	6,916,371
Disposition fee (3)	890,194	1,006,302
Total	$20,050,342	$16,968,344
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the years ended December 31, 2022 and 2021 excluded $0.2 million and $0.3 million, respectively, of origination fees paid to Terra REIT Advisors in connection with its equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of December 31, 2022, Terra Property Trust had 10 investments with an aggregate principal balance of $295.0 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, 8 of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $2.9 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $2.9 million. Additionally, Terra Property Trust had 13 investments with an aggregate principal balance of $247.2 million that provide for interest income at an annual rate of SOFR or Term SOFR plus a spread, all of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease Terra Property Trust’s annual interest income by $2.5 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $2.5 million.

    Additionally, as of December 31, 2022, Terra Property Trust had $29.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of LIBOR plus a spread that is collateralized by an office building; a revolving line of credit with an outstanding balance of $90.1 million that bears interest at an annual rate of LIBOR plus a spread that is collateralized by $177.4 million of first mortgages; a repurchase agreement with an outstanding balance of $51.1 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $68.1 million of first mortgages; and another repurchase agreement with an outstanding balance of $119.8 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $167.5 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease Terra Property Trust’s annual interest expense by approximately $2.9 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase Terra Property Trust’s annual interest expense by approximately $2.9 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the years ended December 31, 2022 and 2021, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

    Our financial statements are annexed to this annual report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    The sole managing member of our Fund is our Manager, which is responsible for managing our business and affairs. In such capacity, our Manager controls decisions taken by us relating to our indirect ownership of shares of common stock of Terra Property Trust, subject to the 2020 Voting Agreement and the 2022 Voting Agreement (as defined below), and advises us on all matters related to our operations and administration, which encompasses managing our relationship and communications with our members, managing our liquidity and the payment of monthly and liquidating distributions to our members, and preparing financial statements, tax returns and member tax statements.

Board of Directors of Terra Property Trust

    We do not have any officers, directors or employees. We conduct substantially all of our business through Terra Property Trust, which is supervised by the TPT Board, comprised of six directors, pursuant to the terms and provisions of Terra Property Trust’s charter and bylaws. The TPT Board has determined that each of its directors satisfies the listing standards for independence of the New York Stock Exchange (“NYSE”), except for Vikram S. Uppal, its Chairman, Chief Executive Officer and Chief Investment Officer. The name, age, position and biography of each member of the TPT Board is set forth below:

Name	Age	Position held with Terra Property Trust
Vikram S. Uppal	39	Chairman of the Board of Directors, Chief Executive Officer, Chief Investment Officer
Roger H. Beless	61	Director
Michael L. Evans	70	Director
Adrienne M. Everett *	36	Director
Spencer E. Goldenberg *	40	Director
Gaurav Misra *	46	Director
*On October 1, 2022 and in accordance with the Terra BDC Merger Agreement, the size of the TPT Board was increased by three members and each of the Terra BDC Designees was elected to the TPT Board to fill the vacancies created by such increase, with each to serve until Terra Property Trust’s next annual meeting of stockholders and until his or her successor is duly elected and qualifies.

    Vikram S. Uppal has served as served as the Chairman of the Board of Directors of Terra Property Trust since November 2021, as one of Terra Property Trust’s directors from February 2018 to November 2021; as Chief Executive Officer for Terra Property Trust, the REIT Manager, our Manager and Terra Capital Partners since December 1, 2018; and as a director of RESOF since October 2020. Mr. Uppal has also served as Chief Investment Officer for Terra Property Trust, Terra Capital Partners and the REIT Manager since February 2018, and as the Chief Executive Officer of Terra Income Advisors and Terra BDC from April 2019 and October 2022. Mr. Uppal also served as the Chairman of the Board and President of Terra BDC from November 2019 to October 2022. Prior to joining Terra Capital Partners, Mr. Uppal was a Partner and Head of Real Estate at Axar Capital Management since 2016.  Prior to Axar Capital Management, Mr. Uppal was a Managing Director on the Investment Team at Fortress Investment Group's Credit and Real Estate Funds from 2015 to 2016. From 2012 to 2015, Mr. Uppal worked at Mount Kellett Capital Management, a private investment organization, and served as Co-Head of North American Real Estate Investments. Mr. Uppal holds a B.S. from the University of St. Thomas and a M.S. from Columbia University.

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

Adrienne M. Everett has served as Terra Property Trust’s independent director since October 2022. Ms. Everett served as a director of Terra BDC from September 2021 to October 2022 until the consummation of the BDC Merger, at which point she was appointed to the TPT Board. Since May 2020, Ms. Everett has served as an Enterprise Account Director for LinkedIn Corporation. Ms. Everett previously served on the Leadership Team, and as a Strategy and Business Development Lead for Neyber Ltd from January 2019 to April 2020. Prior to that, Ms. Everett served with Morgan Stanley as Vice President, Business Development and Regional Diversity Officer from January 2018 to December 2018, an Associate Vice President from July 2016 to January 2018, and an Associate from February 2015 to July 2016. Ms. Everett holds a Bachelor of Arts in English from Duke University and is in the process of completing a certificate in Women’s Leadership from Oxford University’s Said Business School.
    Spencer E. Goldenberg has served as Terra Property Trust’s independent director since October 2022 and from February 2018 to February 2020. Mr. Goldenberg served as the independent director of Terra BDC from April 2019 to October 2022 until the consummation of the BDC Merger, at which point he was appointed to the TPT Board. Mr. Goldenberg has served as an independent director of StoneMor Inc. (NYSE: STON) since June 2019 where he has served as a member of the Audit Committee since June 2019 and the Compensation, Nominating and Governance Committee since December 2019. Mr. Goldenberg previously served as an independent director of American Gilsonite Company from March 2019 to February 2020. Mr. Goldenberg has served as Chief Financial Officer of Menin Hospitality since June 2018, having previously served as Vice President of Corporate Development from June 2015 to June 2018. Prior to his time at Menin, Mr. Goldenberg was employed as an accountant at the firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant’s license in the state of Florida. He holds a Bachelor of Arts in International Affairs from Florida State University.
    Gaurav Misra has served as Terra Property Trust’s independent director since October 2022. Mr. Misra served as a director of Terra BDC from September 2021 to October 2022 until the consummation of the BDC Merger, at which point he was appointed to the TPT Board. Since October 2018, Mr. Misra has served as President of Direct-to-Consumer Brands at RxSense LLC. Mr. Misra previously served as Chief Marketing Officer of Raise Inc. from May 2017 to October 2018, and as Chief Marketing Officer of Vroom Inc. from September 2016 to April 2017. Mr. Misra was Chief Executive Officer of BG Media from July 2012 to August 2016. From April 2009 to June 2012, Mr. Misra served as Head of Marketing & Product at Zagat, LLC. Prior to that, Mr. Misra served as Senior Partner with Venturethree Ltd. from 1999 to 2002, and as Business Analyst with McKinsey & Co. from 1997 to 1999. Mr. Misra holds a B.Eng. in Mechanical Engineering from Imperial College London and an M.B.A. from Harvard Business School.
Executive Officers of the REIT Manager and our Manager

    The sole managing member of our Fund is our Manager. Terra Property Trust has entered into the Management Agreement with the REIT Manager, pursuant to which the REIT Manager provides certain services to Terra Property Trust and Terra Property Trust pays fees associated with such services. The REIT Manager is responsible for managing Terra Property Trust’s day-to-day operations and all matters affecting its business and affairs, including responsibility for determining when to buy and sell real estate-related assets. The REIT Manager is not obligated under the Management Agreement to dedicate any of its personnel exclusively to Terra Property Trust, nor is it or its personnel obligated to dedicate any specific portion of its or their time to the business.

    The names, ages, positions and biographies of the officers of the REIT Manager and our Manager are as follows:

Name	Age	Position(s) Held with the REIT Manager	Position(s) Held with our Manager
Vikram S. Uppal	39	Chief Executive Officer, Chief Investment Officer	Chief Executive Officer, Chief Investment Officer
Gregory M. Pinkus	58	Chief Operating Officer and Chief Financial Officer	Chief Operating Officer and Chief Financial Officer
Daniel J. Cooperman	48	Chief Originations Officer	Chief Originations Officer
For biographical information regarding Mr. Uppal, see “Item 10. — Board of Directors of Terra Property Trust” above.

Gregory M. Pinkus has served as the Chief Financial Officer, Treasurer and Secretary of Terra Property Trust and Chief Operating Officer of our Manager and the REIT Manager since January 2016 and October 2017, respectively. He has served as (i) the Chief Financial Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Income Advisors 2 since May 2012, September 12 and October 2016; (ii) the Chief Operating Officer of Terra Capital Advisors, Terra Capital Advisors 2 and Terra Capital Partners since July 2014; (iii) the Chief Operating Officer of Terra Income Advisors 2 since October 2016; (iv) the Chief Financial Officer, Treasurer and Secretary of Terra BDC from May 2013 to October 2022 and the Chief Operating Officer of Terra BDC and Terra Income Advisors from July 2014 to October 2022 and May 2013 to October 2022, respectively; (v) the Chief Financial Officer and Chief Operating Officer of Fund 5 International, Terra International and Terra Fund 7 since June 2014, October 2016 and October 2016, respectively; and (vi) a director of RESOF since October 2020. Prior to joining Terra Capital Partners in May 2012, he served as Assistant Controller for W.P. Carey & Co. from 2006 to August 2010 and as Controller from August 2010 to May 2012. Mr. Pinkus also served as Controller and Vice President of Finance for several early-stage technology companies during the period of 1999 to 2005. Additionally, he managed large-scale information technology budgets at New York Life Insurance Company from 2003 to 2004 and oversaw an international reporting group at Bank of America from 1992 to 1996. Mr. Pinkus is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. He holds a B.S. in Accounting from the Leonard N. Stern School of Business at New York University.

Daniel J. Cooperman has served as Chief Originations Officer of Terra Property Trust, our Manager and the REIT Manager since January 2016, September 2017 and September 2017, respectively. Mr. Cooperman has served as Chief Originations Officer of (i) each of Terra Capital Advisors and Terra Capital Advisors 2 since January 2015, having previously served as Managing Director of Originations until January 2015 of Terra Capital Advisors and Terra Capital Advisors 2 since April 2009 and September 2012, respectively; (ii) Fund 5 International since January 2015, having previously served as Managing Director of Originations from June 2014 to June 2014; (iii) Terra Income Advisors and Terra BDC from February 2015 to October 2022, having previously served as Managing Director of Originations of Terra BDC from May 2013 until February 2015; and (iv) each of Terra Income Advisors 2, Terra International, and Terra Fund 7 since October 2016. Mr. Cooperman has 18 years’ experience in the acquisition, financing, leasing and asset management of commercial real estate with an aggregate value of over $5 billion. Prior to the formation of Terra Capital Partners in 2001 and its commencement of operations in 2002, Mr. Cooperman handled mortgage and mezzanine placement activities for The Greenwich Group International, LLC. Prior to joining The Greenwich Group, Mr. Cooperman worked in Chase Manhattan Bank’s Global Properties Group, where he was responsible for financial analysis and due diligence for the bank’s strategic real estate acquisitions and divestitures. Prior to that time, he was responsible for acquisitions and asset management for JGS, a Japanese conglomerate with global real estate holdings. Mr. Cooperman holds a B.S. in Finance from the University of Colorado at Boulder.

Code of Ethics

    Our Manager or its affiliates has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) pursuant to Rule 17j‑1 of the Advisers Act, which applies to, among others, the senior officers of our Manager, including the chief executive officer and the chief financial officer, as well as every officer, director, employee and “access person” (as defined within the Code of Ethics). We will also provide the Code of Ethics, free of charge, to unitholders who request it. Requests should be directed to Bernadette Murphy, at Terra Secured Income Fund 5, LLC, 205 West 28th Street, 12th Floor, New York, New York 10001.

Audit Committee

    Terra Property Trust has established an audit committee of the TPT Board (the “Audit Committee”) that operates pursuant to a charter and consists of two members. The Audit Committee is responsible for selecting, engaging and supervising Terra Property Trust’s independent accountants, reviewing the plans, scope and results of the audit engagement with its independent accountants, approving professional services provided by its independent accountants (including compensation therefor), reviewing the independence of its independent accountants and reviewing the adequacy of its internal controls over financial reporting. The members of the Audit Committee are Messrs. Beless, Evans and Goldenberg, each of whom is independent. Mr. Evans serves as the chairman of the Audit Committee. The TPT Board has determined that Mr. Evans is an “audit committee financial expert” as defined under Item 407 of regulation S-K promulgated under the Exchange Act. The TPT Board has determined that each of Messrs. Beless, Evans and Goldenberg meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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

Compensation Committee Interlocks and Insider Participation

We do not have any officers, directors or employees. Terra Property Trust currently does not have a compensation committee of the TPT Board because it does not plan to pay any compensation to its officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The following table sets forth, as of March 10, 2023, certain information regarding the ownership of units of our Manager and any person who is known by us to be the beneficial owner of more than 5% of our units. The sole managing member of our Fund is our Manager, and we do not have any officers, directors or employees.

    Each listed person’s beneficial ownership includes:

•all units the investor actually owns beneficially or of record;

•all units over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•all units the investor has the right to acquire within 60 days.

    Unless otherwise indicated, all units are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the members listed below is the address of our principal executive office, 205 West 28th Street, 12th Floor, New York, NY 10001.

Name	Number of Units Beneficially Owned	Percentage of All Units (1)
Terra Fund Advisors (2)	22	*
5% or Greater Beneficial Owners
John Sonnentag (3)	505.5	7.63%
_______________

* Less than 1% of the outstanding units.
(1)Based on a total of 6,622.2 units issued and outstanding as of March 10, 2023.
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

Issuance of Common Stock

On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company, and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. On April 29, 2020, Terra Property Trust repurchased, at a purchase price of $17.02 per share, 212,691 shares of common stock that Terra Property Trust had previously sold to Terra Offshore REIT on September 30, 2019. On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022, Terra BDC merged with and into Terra LLC, with Terra LLC continuing as the surviving entity of the merger and as a wholly owned subsidiary of Terra Property Trust. In connection with the Merger, 4,847,910 shares of Class B Common Stock were issued to former Terra BDC stockholders, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the BDC Merger and as of December 31, 2022, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s newly designated Class B Common Stock, par value $0.01 per share, respectively; and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV.

Voting Agreements involving Terra Property Trust

    On March 2, 2020, we, Terra Property Trust, Terra JV and Terra REIT Advisors entered into the 2020 Voting Agreement, pursuant to which we assigned our rights and obligations under the 2020 Voting Agreement to Terra JV. Consistent with the original voting agreement dated February 8, 2018, for the period that Terra REIT Advisors remains the external manager of Terra Property Trust, Terra REIT Advisors will have the right to nominate two individuals to serve as directors of Terra

Property Trust (which nominees need not be independent directors) and for so long as Terra JV holds at least 10% of the outstanding shares of common stock of Terra Property Trust, Terra JV will have the right to nominate one individual to serve as a director of Terra Property Trust (who need not be an independent director).

Except as otherwise required by law or the provisions of other agreements to which the parties are or may in the future become bound, the parties have agreed to vote all shares of common stock of Terra Property Trust directly or indirectly owned in favor (or against removal) of the directors properly nominated in accordance with the 2020 Voting Agreement. Other than with respect to the election of directors, the 2020 Voting Agreement requires that we vote all shares of common stock of Terra Property Trust directly or indirectly owned by us in accordance with the recommendations made by the TPT Board.

On October 1, 2022, Terra Property Trust, Terra JV and Terra Offshore REIT entered into a Voting Support Agreement (the “2022 Voting Agreement”). Pursuant to the 2022 Voting Agreement, effective as of October 1, 2022, Terra JV and Terra Offshore REIT have agreed to, at any meeting of Terra Property Trust’s stockholders called for the purpose of electing directors (or by any consent in writing or by electronic transmission in lieu of any such meeting), cast all votes entitled to be cast by each of them in favor of the election of the Terra BDC Designees until the earlier of (i) the first anniversary of October 1, 2022, (ii) the TPT Class B Common Stock Distributions (as defined in the 2022 Voting Agreement) or (iii) an amendment and restatement of the amended and restated management agreement between Terra Property Trust and Terra REIT Advisors approved by the TPT Board, including the Terra BDC Designees.

Receipt of Fees and Other Compensation by Our Manager and its Affiliates

    Terra Property Trust will pay substantial fees to the REIT Manager and its affiliates. Further, we and Terra Property Trust must reimburse the REIT Manager and its affiliates for costs incurred by them in managing Terra Property Trust and its portfolio of real estate-related loans.

    Terra Property Trust has entered into the Management agreement with the REIT Manager pursuant to which the REIT Manager provides certain management services to Terra Property Trust, subject to oversight by the TPT Board. The REIT Manager’s responsibilities to Terra Property Trust include, among others, investing in, and disposing of, assets, borrowing money, entering into contracts and agreements in connection with Terra Property Trust’s business and purpose, providing administrative support and performing such other services as are delegated to the REIT Manager by the TPT Board. In performing its duties, the REIT Manager is subject to a fiduciary responsibility for the safekeeping and use of all funds and assets of Terra Property Trust. In consideration of its providing such services, the REIT Manager is entitled to certain fees from Terra Property Trust as described below. The Management Agreement runs co-terminus with our amended and restated operating agreement, which terminates on December 31, 2023, unless sooner dissolved in accordance with the terms of our amended and restated operating agreement.

    During the years ended December 31, 2022 and 2021, Terra Property Trust paid the REIT Manager in the aggregate the following fees under the Management Agreement: $6.6 million and $5.1 million in asset management fees, respectively, $1.6 million and $1.2 million in asset servicing fees, respectively, $3.0 million and $2.7 million in origination and extension fees, respectively; $0.9 million and $1.0 million in disposition, respectively, and $8.1 million and $6.9 million of operating expense reimbursements, respectively.

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

    Our Manager and its affiliates have, and in the future will have, legal and financial obligations with respect to its other programs that are similar to our Manager’s obligations to us. For example, affiliates of our Manager are the external managers to Terra LLC and RESOF, both of which follow investment strategies that are similar to our strategy. Competition for investments among the real estate-related investment programs sponsored by our Manager and its affiliates will create a conflict of interest. In determining which program should receive an investment opportunity, our Manager or its affiliates will first evaluate the investment objectives of each program to determine if the opportunity is suitable for each program. If the proposed investment is appropriate for more than one program, our Manager or its affiliates will then evaluate the portfolio of each program, in terms of diversity of geography, underlying property type, tenant concentration and borrower, to determine if the investment is most suitable for one program in order to create portfolio diversification. If such analysis is not determinative, our Manager or its affiliates will allocate the investment to the program with uncommitted funds available for the longest period or, to the extent feasible, prorate the investment between the programs in accordance with uninvested funds.

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

Allocation of Our Manager’s Time

    We rely on our Manager or its affiliates to manage our day-to-day activities and to implement our investment strategy. Our Manager and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and the other activities in which they are or may become involved, including the management of Terra Property Trust, Terra LLC and RESOF. The employees of our Manager or its affiliates will devote only as much of its or their time to our business as it and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, our Manager, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us.

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

Competition and Allocation of Investment Opportunities

    Employees of our Manager or its affiliates are simultaneously providing investment advisory or management services to other affiliated entities, including Terra Property Trust, Terra LLC and RESOF.

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

Item 14. Principal Accounting Fees and Services.

During the years ended December 31, 2022 and 2021, KPMG LLP (“KPMG”) served as our independent auditor and provided certain tax and other services. Our Manager currently anticipates that it will engage KPMG as our independent auditor to audit our financial statements for the year ending December 31, 2023, subject to agreeing on fee estimates for the audit work. Our Manager reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our members. Any such decision would be disclosed to the members in accordance with applicable securities laws.

The following table displays fees for professional services by KPMG for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Audit Fees	$180,000	$165,700
Audit-Related Fees	—	—
Tax Fees	55,616	46,820
All Other Fees	—	—
Total	$235,616	$212,520

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

Other Financial Statements:

Terra Property Trust, Inc. (Incorporated by reference to Annual Report on Form 10-K (File No. 001-40496) filed with the SEC on March 10, 2023 by Terra Property Trust, Inc.)

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

10.12
First Amendment to Loan Documents dated as of June 9, 2021, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.13
Uncommitted Master Repurchase Agreement dated as of November 8, 2021, by and amount Terra Mortgage Capital III, LLC, as Seller, UBS AG, as Buyer (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.14
Guarantee Agreement dated as of November 8, 2021, by and amount Terra Property Trust, Inc., as Guarantor, in favor of UBS AG, as Buyer (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.15
Second Amendment to Loan Documents dated as of January 4, 2022, by and amount Terra Mortgage Portfolio II, LLC, as Borrower, Terra Property Trust, Inc., as Guarantor, and Western Alliance Bank, as Lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.16
Uncommitted Master Repurchase and Securities Contract Agreement dated as of February 18, 2022, by and amount Terra Mortgage Capital I, LLC, as Seller, Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.17
Guarantee Agreement dated as of February 18, 2022, by and amount Terra Property Trust, Inc., as Guarantor, in favor of Goldman Sachs Bank USA, as Buyer (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.18
Voting Support Agreement, dated September 30, 2022, by and among Terra Property Trust, Inc., Terra JV, LLC and Terra Offshore Funds REIT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2022).

10.19
Consent and Amendment Letter, dated as of September 27, 2022, by and among Terra Income Fund 6, Inc., Terra Merger Sub, LLC, Eagle Point Credit Management LLC, and certain lenders on the signature pages thereto (incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

21*	Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description and Method of Filing
101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
_______________
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary.
    None.

Terra Secured Income Fund 5, LLC

Report of Independent Registered Public Accounting Firm

To the Members
Terra Secured Income Fund 5, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Terra Secured Income Fund 5, LLC (the Company), including the schedule of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
New York, New York
March 10, 2023

Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	December 31,
	2022	2021
Assets
Equity investment in Terra JV, LLC at fair value (cost of $215,070,522 and $219,704,515, respectively)	$210,008,457	$217,324,720
Cash and cash equivalents	102,256	836,052
Other assets	40,434	33,830
Total assets	$210,151,147	$218,194,602

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$161,088	$118,025
Total liabilities	161,088	118,025
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	209,990,059	218,076,577
Total members’ capital	209,990,059	218,076,577
Total liabilities and members’ capital	$210,151,147	$218,194,602
Net asset value per unit	$31,710	$32,860

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations

	Years Ended December 31,
	2022	2021
Investment income
Dividend income	$6,868,609	$1,883,284
Other operating income	65	53
Total investment income	6,868,674	1,883,337
Operating expenses
Professional fees	538,348	442,093
Other	4,666	3,310
Total operating expenses	543,014	445,403
Net investment income	6,325,660	1,437,934
Net change in unrealized depreciation on investment	(2,682,270)	(6,822,621)
Net increase (decrease) in members’ capital resulting from operations	$3,643,390	$(5,384,687)
Per unit data:
Net investment income per unit	$954	$217
Net increase (decrease) in members’ capital resulting from operations per unit	$550	$(811)
Weighted average units outstanding	6,627.7	6,635.9

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	$218,076,577
Capital distributions	—	(11,256,444)	(11,256,444)
Capital redemptions	—	(473,464)	(473,464)
Increase in members’ capital resulting from operations:
Net investment income	—	6,325,660	6,325,660
Net change in unrealized depreciation on investment	—	(2,682,270)	(2,682,270)
Net increase in members’ capital resulting from operations	—	3,643,390	3,643,390
Balance, December 31, 2022	$—	$209,990,059	$209,990,059

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2021	$—	$235,417,419	$235,417,419
Capital distributions	—	(11,916,928)	(11,916,928)
Capital redemptions	—	(39,227)	(39,227)
Decrease in members’ capital resulting from operations:
Net investment loss	—	1,437,934	1,437,934
Net change in unrealized depreciation on investment	—	(6,822,621)	(6,822,621)
Net decrease in members’ capital resulting from operations	—	(5,384,687)	(5,384,687)
Balance, December 31, 2021	$—	$218,076,577	$218,076,577

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in members’ capital resulting from operations	$3,643,390	$(5,384,687)
Adjustments to reconcile net increase (decrease) in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	4,633,993	11,210,636
Net change in unrealized depreciation on investment	2,682,270	6,822,621
Changes in operating assets and liabilities:
Increase in other assets	(6,604)	—
Increase (decrease) in accounts payable and accrued expenses	43,063	(81,577)
Net cash provided by operating activities	10,996,112	12,566,993

Cash flows from financing activities:
Distributions paid	(11,256,444)	(11,916,928)
Payment for capital redemptions	(473,464)	(39,227)
Net cash used in financing activities	(11,729,908)	(11,956,155)

Net (decrease) increase in cash and cash equivalents	(733,796)	610,838
Cash and cash equivalents at beginning of year	836,052	225,214
Cash and cash equivalents at end of year	$102,256	$836,052

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
December 31, 2022 and 2021

On January 1, 2016, Terra Secured Income Fund 5, LLC (the “Company”), the then parent of Terra Property Trust, Inc. (“Terra Property Trust”), contributed its consolidated portfolio of net assets to Terra Property Trust pursuant to a contribution agreement in exchange for shares of Terra Property Trust’s common stock, par value $0.01 per share. Upon receipt of the contribution of the consolidated portfolio of net assets from the Company, Terra Property Trust commenced its operations on January 1, 2016. As discussed in Note 4, on March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. As of both December 31, 2021, Terra JV, LLC (“Terra JV”) held 87.4% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder held by Terra Offshore Funds REIT, LLC (“Terra Offshore REIT”), and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV. On October 1, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Terra BDC Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC (formerly Terra Merger Sub, LLC), a wholly owned subsidiary of Terra Property Trust (“Terra LLC”), with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust. Following the consummation of the BDC Merger and as of December 31, 2022, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s newly designated Class B Common Stock, par value $0.01 per share (“TPT Class B Common Stock”), respectively. Accordingly, as of December 31, 2022 and 2021, the Company indirectly beneficially owned 61.3% and 76.5%, respectively, of the outstanding shares of common stock of Terra Property Trust through Terra JV. Additionally, as of both December 31, 2022 and 2021, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a summary of the Company’s investment as of December 31, 2022 and 2021:

		Percentage Interest	December 31, 2022			December 31, 2021
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$215,070,522	$210,008,457	100.0%	$219,704,515	$217,324,720	99.7%

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2022 and 2021

The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at December 31, 2022:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,638,219	$4,069,228	1.9%
610 Walnut Investors LLC (4)(5)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	16.4%	1.0%	8/30/2022	9/7/2024	18,625,738	18,738,386	18,767,281	11,504,343	5.5%
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	11.0%	—%	5/11/2017	5/6/2027	3,000,000	2,916,369	2,914,042	1,786,308	0.9%
Havemeyer TSM LLC (6)	US - NY	Mixed-use	15.0%	15.0%	1.0%	12/18/2020	3/1/2023	3,282,208	3,313,813	3,315,293	2,032,275	1.0%
UNJ Sole Member, LLC (6)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2027	7,444,357	7,482,547	7,371,101	4,518,485	2.2%
								39,352,303	39,451,115	39,005,936	23,910,639	11.5%
Preferred equity investments:
370 Lex Part Deux, LLC (7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	12.6%	—%	12/17/2018	7/9/2022	67,586,792	67,586,792	56,338,079	34,535,242	16.5%
Ann Street JV LLC	US - GA	Multifamily	14.0%	14.0%	1.0%	11/12/2021	6/7/2024	15,217,540	15,648,482	15,127,126	9,272,928	4.4%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	19.1%	1.0%	2/2/2022	7/31/2024	17,450,623	17,920,424	17,578,839	10,775,828	5.1%
REEC Harlem Holdings Company, LLC (8)	US - NY	Mixed-use	LIBOR + 12.5%	16.9%	—%	3/9/2018	3/9/2023	15,983,234	15,983,234	3,090,588	1,894,530	0.9%
RS JZ Driggs, LLC (9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	4,993,245	4,993,245	4,993,245	3,060,859	1.5%
								121,231,434	122,132,177	97,127,877	59,539,387	28.4%
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	8.4%	2.0%	10/15/2021	4/15/2023	1,364,944	1,364,944	—	—	—
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.50%	8.9%	0.5%	2/22/2019	8/10/2023	57,184,178	57,453,482	56,844,322	34,845,569	16.7%
330 Tryon DE LLC (11)	US - NC	Office	Term SOFR+ 4.25% (0.1% Floor)	8.6%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,215	22,687,235	13,907,275	6.6%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.8% Floor)	9.4%	1.5%	12/12/2019	1/1/2024	43,222,382	43,758,804	43,062,933	26,397,578	12.6%
AARSHW Property LLC (12)(13)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	11.6%	0.9%	3/7/2022	8/17/2024	44,368,331	44,669,513	44,702,632	27,402,713	13.0%
AAESUF Property LLC (11)	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	16.0%	5%-10%	3/15/2022	3/1/2024	17,860,291	18,288,969	18,587,586	11,394,190	5.4%

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2022 and 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages (Continued):
American Gilsonite Company	US - UT	Infrastructure	14.0%	14.0%	1.0%	8/31/2021	8/31/2023	$21,250,000	$21,840,359	$21,443,528	$13,144,883	6.3%
Dallas - Big Town Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	26,635,183	26,838,830	26,838,830	16,452,203	7.8%
Dallas - Oakland Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	9,673,597	9,747,559	9,747,559	5,975,254	2.8%
Dallas - US HWY 80 Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	11,395,169	11,482,294	11,482,294	7,038,646	3.4%
Dallas - 11333 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	12,296,945	12,390,965	12,390,965	7,595,662	3.6%
Dallas - 11221 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	7,624,106	7,682,398	7,682,398	4,709,310	2.2%
Grandview’s Madison Place, LLC (14)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	8.8%	0.8%	2/10/2022	2/10/2025	17,000,000	17,105,928	17,105,928	10,485,934	5.0%
Grandview’s Remington Place, LLC (14)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	8.8%	0.5%	4/22/2022	4/22/2024	23,100,000	23,199,620	23,203,343	14,223,649	6.8%
Hillsborough Owners LLC	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	12.4%	1.0%	10/27/2021	11/1/2023	20,720,028	21,138,947	20,947,571	12,840,861	6.1%
Mesa AZ Industrial Owner, LLC (4)(12)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	17.1%	1.0%	9/15/2022	9/14/2023	31,000,000	31,276,468	31,276,468	19,172,475	9.1%
NB Factory TIC 1, LLC (14)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	9.4%	3.3%	8/16/2021	3/5/2023	28,000,000	28,857,892	28,902,234	17,717,069	8.4%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR +2.95% (1.5% Floor)	7.3%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,782	17,824,300	10,926,296	5.2%
The Lux Washington, LLC (12)	US - WA	Multifamily	LIBOR + 7.0% (0.75% floor)	11.4%	1.0%	7/22/2021	1/22/2024	16,571,267	16,722,091	16,882,333	10,348,870	4.9%
University Park Berkeley, LLC (11)	US - CA	Multifamily	LIBOR + 4.2% (1.5% Floor)	8.6%	0.8%	2/27/2020	3/1/2023	26,342,468	26,536,122	26,472,938	16,227,911	7.7%
								456,408,889	461,299,182	458,085,397	280,806,348	133.6%

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2022 and 2021

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Credit facility:
William A. Shopoff & Cindy L. Shopoff (15)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	$28,802,833	$29,080,183	$28,926,544	$17,731,971	8.4%
								28,802,833	29,080,183	28,926,544	17,731,971	8.4%
Total gross loans held for investment								645,795,459	651,962,657	623,145,754	381,988,345	181.9%
Obligations under participation agreements (4)(5)								(12,584,958)	(12,680,594)	(12,680,595)	(7,773,205)	(3.7)%
Allowance for loan losses								—	(25,471,890)	—	—	—%
Net loans held for investment								$633,210,501	$613,810,173	$610,465,159	$374,215,140	178.2%

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$52,500,000	$29,252,308	$23,247,692	$14,250,835	6.8%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (18):
Corporate Bonds
Terra Property Trust, Inc. Corporate Bonds	6.0%	Various	6/30/2026	7,398	$136,265	$147,960	$90,699	0.04%
Total marketable securities					$136,265	$147,960	$90,699	0.04%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (19)				27.9%	$36,794,674	$35,718,022	$21,895,147	10.4%
LEL Arlington JV LLC - limited liability member units (20)				27.2%	7,271,603	7,483,563	4,587,424	2.2%
LEL NW 49th JV LLC - limited liability member units (20)				27.2%	1,521,556	2,519,781	1,544,626	0.7%
TCG Corinthian FL Portfolio JV LLC (20)				34.0%	6,896,816	7,426,291	4,552,316	2.2%
SF-Dallas Industrial, LLC (21)				N/A	10,013,691	10,013,691	6,138,393	2.9%
					$62,498,340	$63,161,348	$38,717,906	18.4%

__________________________
(1)Because there is no readily available market for these investments, these loans were valued using significant unobservable inputs under Level 3 of the fair value hierarchy and were approved in good faith by Terra REIT Advisors, LLC (“Terra REIT Advisors”), Terra Property Trust’s manager, pursuant to Terra Property Trust’s valuation policy.
(2)Amount represents the Company’s portion, or 61.3%, of the fair value or net investment value.
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $210.0 million at December 31, 2022.
(4)Terra Property Trust sold a portion of its interest in this loan through a participation agreement to a third party.
(5)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in Terra Property Trust’s consolidated balance sheets.
(6)Terra Property Trust purchased a portion of the interest in this loan from Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by Terra REIT Advisors, via a participation agreement.
(7)This loan is currently in maturity default. For the year ended December 31, 2022, Terra Property Trust suspended interest income accrual of $3.7 million on this loan because recovery of such income was doubtful. As of December 31, 2022, Terra Property Trust recorded a specific allowance for loan losses of $11.2 million on the loan as a result of a decline in the fair value of the collateral.
(8)For the year ended December 31, 2022, Terra Property Trust suspended interest income accrual of $2.9 million on this loan because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral. As of December 31, 2022, Terra Property Trust recorded a specific allowance for loan losses of $12.9 million on the loan as a result of a decline in the fair value of the collateral.
(9)This loan is in maturity default. Terra Property Trust initiated a litigation to seek full repayment of the loan from the sponsor. For the year ended December 31, 2022, Terra Property Trust suspended interest income accrual of $2.0 million on this loan because recovery of such income was doubtful.
(10)This loan is classified as a trouble debt restructuring. Terra Property Trust does not anticipate a full recovery of the remaining principal balance, as such, the loan is fully reserved.
(11)These loans were used as collateral for $119.8 million of borrowings under a repurchase agreement.
(12)These loans were used as collateral for $90.1 million of borrowings under a revolving line of credit.
(13)Amount included $4.0 million of incremental borrowing that bears interest at an annual rate of 20.0% until certain conditions are met, at which time the interest rate will be the same as the original loan.
(14)These loans were used as collateral for $51.1 million of borrowings under a repurchase agreement.
(15)Amount included $3.0 million of incremental borrowing that bears interest at an annual rate of Term SOFR plus 7.0% with a SOFR floor of 4.30%.
(16)Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(17)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(18)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.
(19)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of December 31, 2022, the unfunded commitment was $22.4 million.
(20)As of December 31, 2022, Terra Property Trust beneficially owned equity interest in three joint ventures that invest in real estate properties.
(21)On December 28, 2022, Terra Property Trust originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, Terra Property Trust entered into a residual profit sharing agreement with the borrower where the borrower will pay Terra Property Trust an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. Terra Property Trust accounts for this arrangement using the equity method of accounting.

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2022 and 2021
    The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2021:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,982,101	$5,341,307	2.4%
High Pointe Mezzanine Investments, LLC	US - SC	Student housing	13.0%	13.0%	1.0%	12/27/2013	1/6/2024	3,000,000	3,145,614	3,059,611	2,340,602	1.1%
UNJ Sole Member, LLC (4)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2017	7,444,357	7,477,190	7,477,190	5,720,050	2.6%
								17,444,357	17,622,804	17,518,902	13,401,959	6.1%
Preferred equity investments:
370 Lex Part Deux, LLC (5)(6)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	10.7%	—%	12/17/2018	1/9/2023	60,012,639	60,012,639	57,858,019	44,261,385	20.3%
REEC Harlem Holdings Company, LLC (7)	US - NY	Mixed-use	LIBOR + 12.5%	12.6%	—%	3/9/2018	3/9/2023	16,633,292	16,633,292	3,708,310	2,836,857	1.3%
RS JZ Driggs, LLC (5)(6)(8)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	15,606,409	15,754,641	15,748,942	12,047,941	5.5%
								92,252,340	92,400,572	77,315,271	59,146,183	27.1%
First mortgages:
14th & Alice Street Owner, LLC (9)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	4.3%	2.0%	10/15/2021	4/15/2023	39,384,000	40,089,153	40,130,448	30,699,793	14.1%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (10)	US - GA	Office	LIBOR + 4.5%	4.6%	0.5%	2/22/2019	8/10/2023	53,289,288	53,536,884	52,031,363	39,803,993	18.3%
330 Tryon DE LLC (10)	US - NC	Office	LIBOR+ 4.25% (0.1% Floor)	4.4%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,354	22,594,654	17,284,910	7.9%
606 Fayetteville LLC and 401 E. Lakewood LLC (11)	US - NC	Land	9.0%	9.0%	1.0%	8/16/2021	8/1/2023	16,829,962	16,935,803	16,974,601	12,985,570	6.0%
870 Santa Cruz, LLC (11)	US - CA	Office	LIBOR + 6.75% (0.5% Floor)	7.3%	1.0%	12/15/2020	12/15/2023	17,540,875	17,669,303	17,781,285	13,602,683	6.2%
AGRE DCP Palm Springs, LLC (10)(12)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.8% Floor)	6.8%	1.5%	12/12/2019	1/1/2024	43,222,381	43,669,992	43,829,842	33,529,829	15.5%
Austin H. I. Borrower LLC (11)(13)	US- TX	Hotel - full/ select service	LIBOR + 7.5% (0.25% Floor)	7.8%	1.0%	9/21/2021	10/1/2024	13,625,000	13,725,690	13,735,569	10,507,710	4.8%
D-G Acquisition #6, LLC and D-G Quimisa, LLC (11)	US - CA	Land	LIBOR + 7.0% (0.25% Floor)	7.3%	0.5%	7/21/2021	7/21/2023	8,607,092	8,605,341	8,645,413	6,613,741	3.0%
Hillsborough Owners LLC (14)	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	8.3%	1.0%	10/27/2021	11/1/2023	4,863,009	4,866,542	4,883,878	3,736,167	1.7%
NB Factory TIC 1, LLC (9)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	5.3%	3.3%	8/16/2021	3/5/2023	28,000,000	28,420,056	28,851,547	22,071,433	10.1%
Patrick Henry Recovery Acquisition, LLC (10)	US - CA	Office	LIBOR + 2.95% (1.5% Floor)	4.5%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,124	18,055,377	13,812,363	6.3%
The Lux Washington, LLC (11)	US - WA	Land	LIBOR + 7.0% (0.75% floor)	7.8%	1.0%	7/22/2021	1/22/2024	3,523,401	3,382,683	3,553,330	2,718,297	1.2%
University Park Berkeley, LLC (10)(15)	US - CA	Multifamily	LIBOR + 4.2% (1.5% Floor)	5.7%	0.8%	2/27/2020	3/1/2023	25,815,378	25,991,962	26,015,500	19,901,858	9.1%
Windy Hill PV Five CM, LLC (16)	US - CA	Office	LIBOR + 6.0% (2.05% Floor)	8.1%	0.5%	9/20/2019	9/20/2022	49,954,068	50,264,568	50,077,674	38,309,421	17.6%
								345,454,454	348,101,455	347,160,481	265,577,768	121.8%
See notes to financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
December 31, 2022 and December 31, 2021

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

See notes to financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements
December 31, 2022

Note 1. Business
    Terra Secured Income Fund 5, LLC (the “Company”) is a real estate credit focused company that originates, structures, funds and manages high yielding commercial real estate investments, including mezzanine loans, first mortgage loans, subordinated mortgage loans and preferred equity investments throughout the United States. The Company’s loans finance the acquisition, construction, development or redevelopment of quality commercial real estate in the United States. The Company focuses on the origination of middle market loans in the approximately $10 million to $50 million range, to finance properties in primary and secondary markets. The Company was formed as a Delaware limited liability company on April 24, 2013 and commenced operations on August 8, 2013. The Company makes substantially all of its investments and conducts substantially all of its real estate lending business through Terra Property Trust, which has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company’s investment objectives are to (i) preserve its members’ capital contributions, (ii) realize income from its investments and (iii) make monthly distributions to its members from cash generated from investments. There can be no assurances that the Company will be successful in meeting its investment objectives.

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

On October 1, 2022, pursuant to the BDC Merger Agreement, Terra BDC merged with and into Terra LLC, a wholly owned subsidiary of Terra Property Trust, with Terra LLC continuing as the surviving entity of the merger and as a wholly owned subsidiary of Terra Property Trust (Note 4). As of December 31, 2022, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s common stock, respectively, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra

Notes to Financial Statements

JV (Note 4). Accordingly, as of December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

    The annual financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include all of the Company’s accounts. The accompanying annual financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The Company is an investment company, as defined under U.S. GAAP, and applies accounting and reporting guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

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
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the years ended December 31, 2022 and 2021, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company

Notes to Financial Statements

recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the years ended December 31, 2022 and 2021, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2019-2022 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Terra Property Trust in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of December 31, 2022 and 2021, Terra JV held 70.0% and 87.4%, respectively, of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$215,070,522	$210,008,457	100.0%	$219,704,515	$217,324,720	99.7%

For the years ended December 31, 2022 and 2021, the Company received $11.5 million and $13.1 million of distributions from Terra JV, of which $4.6 million and $11.2 million were returns of capital, respectively.

Notes to Financial Statements

        As of December 31, 2022 and 2021, the Company indirectly beneficially owned 61.3% and 76.5%, respectively, (Note 4) of the outstanding shares of common stock of Terra Property Trust (Note 4). The following tables present the summarized financial information of Terra Property Trust:

	December 31,
	2022	2021
Carrying value of loans held for investment	$626,490,767	$469,673,314
Equity investment in unconsolidated investments	62,498,340	69,713,793
Real estate owned, net	49,228,687	65,776,839
Cash, cash equivalent and restricted cash	36,469,592	51,098,647
Other assets	38,649,506	37,279,565
Total assets	813,336,892	693,542,158
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(442,811,751)	(364,910,392)
Accounts payable, accrued expenses and other liabilities	(39,996,127)	(45,078,478)
Lease intangible liabilities	(8,646,840)	(9,709,710)
Total liabilities	(491,454,718)	(419,698,580)
Total equity	$321,882,174	$273,843,578

	Year Ended December 31,
	2022	2021
Revenues	$56,614,446	$46,685,257
Expenses	(70,442,473)	(64,600,545)
Equity income from unconsolidated investments	2,731,477	5,925,802
Other gains and losses	4,144,857	(366,241)
Net loss	$(6,951,693)	$(12,355,727)

Fair Value Measurements

    The Company follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 established a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment, the characteristics specific to the investment, and the state of the marketplace (including the existence and transparency of transactions between market participants). Investments with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in an orderly market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Investments measured and reported at fair value are classified and disclosed into one of the following categories based on the inputs as follows:

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

Notes to Financial Statements

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

Assets and Liabilities Reported at Fair Value

    The following table summarizes the Company’s equity investment at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$210,008,457	$210,008,457

	December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$217,324,720	$217,324,720

    Changes in Level 3 investment for the years ended December 31, 2022 and 2021 were as follows:

	Equity Investment in Terra JV
	Years Ended December 31,
	2022	2021
Beginning balance	$217,324,720	$235,357,977
Return of capital	(4,633,993)	(11,210,636)
Net change in unrealized depreciation on investment	(2,682,270)	(6,822,621)
Ending balance	$210,008,457	$217,324,720
Net change in unrealized depreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(2,682,270)	$(6,822,621)

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the years ended December 31, 2022 and 2021, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2022 and 2021 due to their short-term nature.

Valuation Process for Fair Value Measurement

    Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e. a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental

Notes to Financial Statements

rates, replacement costs and the anticipated duration of each real estate-related loan. Valuation of Terra Property Trust’s investment in a 4.9 acre development parcel was based on the estimated selling price. The development parcel was sold in the second quarter of 2022. The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method, which is using the projected income over the capitalization rate.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value		Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category					Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$210,008,457	`	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.22%	18.51%	16.80%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2021
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$217,324,720	Discounted cash flow (1)(2)	Discount rate (1)(2)	2.45%	15.00%	12.66%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with capitalization rate ranges from 6.00% to 6.25% as of December 31, 2022 and 5.25% to 6.00% as of December 31, 2021. Additionally, the fair value of Terra Property Trust’s investment in a 4.9 acre development parcel as of December 31, 2021 was based on the estimated selling price. The developmental parcel was sold in the second quarter of 2022.

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

Dividend Income

    As discussed in Note 3, for the years ended December 31, 2022 and 2021, the Company received $11.5 million and $13.1 million of distributions from Terra JV, of which $4.6 million and $11.2 million were returns of capital, respectively.

Notes to Financial Statements

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

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by Terra Property Trust or any wholly owned subsidiary of Terra Property Trust or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of TPT Class B Common Stock, and (ii) cash, without interest, in lieu of any fractional shares of TPT Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of TPT Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

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

The TIF6 Notes will mature on March 31, 2026, unless earlier repurchased or redeemed. The TIF6 Notes bear interest at a rate of 7.00% per annum, payable on March 30, June 30, September 30 and December 30 of each year. The TIF6 Notes are Terra LLC’s direct unsecured obligations and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by Terra LLC; effectively subordinated in right of payment to any of Terra LLC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of Terra LLC’s subsidiaries and financing vehicles. Terra LLC may redeem the TIF6 Notes in whole or in part at any time on or after February 10, 2023, at a redemption price equal to 100% of the outstanding principal amount thereof, plus accrued and unpaid interest.

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

Notes to Financial Statements

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

Voting Support Agreement

On the Closing Date, Terra Property Trust, Terra JV and Terra Offshore REIT entered into a Voting Support Agreement (the “2022 Voting Agreement”). Pursuant to the 2022 Voting Agreement, effective as of the Closing Date, Terra JV and Terra

Notes to Financial Statements

Offshore REIT have agreed to, at any meeting of Terra Property Trust’s stockholders called for the purpose of electing directors (or by any consent in writing or by electronic transmission in lieu of any such meeting), cast all votes entitled to be cast by each of them in favor of the election of the Terra BDC Designees until the earlier of (i) the first anniversary of the Closing Date, (ii) the TPT Class B Common Stock Distributions (as defined in the 2022 Voting Agreement) or (iii) an amendment and restatement of the Amended and Restated Management Agreement between Terra Property Trust and TPT Advisor approved by the TPT Board, including the Terra BDC Designees.

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

Note 6. Members’ Capital

    As of December 31, 2022 and 2021, the Company had 6,622.2 and 6,636.6 units outstanding, respectively. The net asset value per unit was $31,710 and $32,860 as of December 31, 2022 and 2021, respectively.

Capital Distributions

    At the discretion of the Manager, the Company may make distributions from net cash flow from operations, net disposition proceeds, or other cash available for distribution. Distributions are made to holders of Continuing Income Units (regular units of limited liability company interest in the Company) in proportion to their unit holdings until they receive a return of their initial Deemed Capital Contribution, as defined in the operating agreement, plus a preferred return ranging from 8.5% to 9.0% depending on the historical preferred return applicable to their Terra Funds units, after which time distributions are made 15% to the Manager which the Company refers to as the carried interest distribution, and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the offering concurrent with the Merger is 8.5%.

For the years ended December 31, 2022 and 2021, the Company made total distributions to non-managing members of $11.3 million and $11.9 million, respectively. For the year ended months ended December 31, 2022 and 2021, the Company did not accrue or make any carried interest distributions to the Manager.
Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of December

Notes to Financial Statements

31, 2022 and 2021, no such reserve was established. For the years ended December 31, 2022 and 2021, the Company redeemed 14.4 units and 1.1 units for $0.5 million. and $0.04 million, respectively.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the years ended December 31, 2022 and 2021. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Per unit operating performance:
Net asset value per unit, beginning of year	$32,860	$35,467
Increase (decrease) in members’ capital from operations (1):
Net investment income	954	217
Net change in unrealized depreciation on investment	(404)	(1,028)
Total increase (decrease) in members’ capital from operations	550	(811)
Distributions to members (2):
Capital distributions	(1,698)	(1,796)
Net decrease in members’ capital resulting from distributions	(1,698)	(1,796)
Capital share transactions:
Capital redemption and other	(2)	—
Net decrease in members’ capital resulting from capital share transactions	(2)	—
Net asset value per unit, end of year	$31,710	$32,860

Ratios to average net assets:
Expenses	0.25%	0.20%
Net investment income	2.93%	0.63%

IRR, beginning of year	4.91%	5.82%
IRR, end of year	4.65%	4.91%
_______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,627.7 and 6,635.9 for the years ended December 31, 2022 and 2021.
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

Notes to Financial Statements

On January 20, 2023, the TPT Board adopted a distribution reinvestment plan (the “Plan”), pursuant to which Terra Property Trust’s stockholders may elect to reinvest cash distributions payable by Terra Property Trust in additional shares of Class A Common Stock and Class B Common Stock, at the price per share determined pursuant to the Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: March 10, 2023

TERRA SECURED INCOME FUND 5, LLC

By:	/s/ Vikram S. Uppal
Vikram S. Uppal
Chief Executive Officer and Chief Investment Officer
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