Form 10-Q
period 2023-03-31
Terra Secured Income Fund 5, LLC
filed 2023-05-12
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2023, the registrant had 6,622.2 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $212,539,131 and $215,070,522, respectively)	$206,205,820	$210,008,457
Cash and cash equivalents	42,998	102,256
Other assets	29,980	40,434
Total assets	$206,278,798	$210,151,147

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$212,110	$161,088
Total liabilities	212,110	161,088
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	206,066,688	209,990,059
Total members’ capital	206,066,688	209,990,059
Total liabilities and members’ capital	$206,278,798	$210,151,147
Net asset value per unit	$31,118	$31,710

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment income
Dividend income	$292,254	$758,110
Other operating income	18	11
Total investment income	292,272	758,121
Operating expenses
Professional fees	211,332	127,060
Other	1,458	1,392
Total operating expenses	212,790	128,452
Net investment income	79,482	629,669
Net change in unrealized (depreciation) appreciation on investment	(1,271,246)	1,018,522
Net (decrease) increase in members’ capital resulting from operations	$(1,191,764)	$1,648,191
Per unit data:
Net investment income per unit	$12	$95
Net (decrease) increase in members’ capital resulting from operations per unit	$(180)	$248
Weighted average units outstanding	6,622.3	6,636.6

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2023	$—	$209,990,059	$209,990,059
Capital distributions	—	(2,731,607)	(2,731,607)
Decrease in members’ capital resulting from operations:
Net investment income	—	79,482	79,482
Net change in unrealized depreciation on investment	—	(1,271,246)	(1,271,246)
Net decrease in members’ capital resulting from operations	—	(1,191,764)	(1,191,764)
Balance, March 31, 2023	$—	$206,066,688	$206,066,688

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	$218,076,577
Capital distributions	—	(2,979,046)	(2,979,046)
Increase in members’ capital resulting from operations:
Net investment income	—	629,669	629,669
Net change in unrealized appreciation on investment	—	1,018,522	1,018,522
Net increase in members’ capital resulting from operations	—	1,648,191	1,648,191
Balance, March 31, 2022	$—	$216,745,722	$216,745,722

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(1,191,764)	$1,648,191
Adjustments to reconcile net (decrease) increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	2,531,391	2,221,551
Net change in unrealized depreciation (appreciation) investment	1,271,246	(1,018,522)
Changes in operating assets and liabilities:
Decrease in other assets	10,454	2,244
Increase in accounts payable and accrued expenses	51,022	67,224
Net cash provided by operating activities	2,672,349	2,920,688

Cash flows from financing activities:
Distributions paid	(2,731,607)	(2,979,046)
Net cash used in financing activities	(2,731,607)	(2,979,046)

Net decrease in cash and cash equivalents	(59,258)	(58,358)
Cash and cash equivalents at beginning of period	102,256	836,052
Cash and cash equivalents at end of period	$42,998	$777,694

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
March 31, 2023 (Unaudited) and December 31, 2022

Terra Secured Income Fund 5, LLC (the “Company”) invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust, Inc. (“Terra Property Trust”), an affiliate, through its parent, Terra JV, LLC (“Terra JV”). As of both March 31, 2023 and December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4). Accordingly, as of both March 31, 2023 and December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. Additionally, as of both March 31, 2023 and December 31, 2022, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a summary of the Company’s investment as of March 31, 2023 and December 31, 2022:

		Percentage Interest	March 31, 2023			December 31, 2022
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$212,539,131	$206,205,820	100.1%	$215,070,522	$210,008,457	100.0%

The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at March 31, 2023:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,591,946	$4,040,863	2.0%
610 Walnut Investors LLC (4)(5)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	16.8%	1.0%	8/30/2022	9/7/2024	19,398,129	19,533,518	19,550,775	11,984,625	5.8%
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	11.0%	—%	5/11/2017	5/6/2027	3,000,000	2,921,103	2,896,548	1,775,584	0.9%
UNJ Sole Member, LLC (6)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2027	7,444,357	7,484,017	7,465,056	4,576,079	2.2%
								36,842,486	36,938,638	36,504,325	22,377,151	10.9%
Preferred equity investments:
370 Lex Part Deux, LLC (7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	13.1%	—%	12/17/2018	7/9/2022	67,586,792	67,586,792	56,338,078	34,535,242	16.7%
Ann Street JV LLC	US - GA	Multifamily	14.0%	14.0%	1.0%	11/12/2021	6/7/2024	15,762,248	16,151,228	15,631,287	9,581,979	4.6%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	19.6%	1.0%	2/2/2022	7/31/2024	18,260,832	18,688,513	19,115,636	11,717,885	5.7%
REEC Harlem Holdings Company, LLC (8)	US - NY	Mixed-use	LIBOR + 12.5%	17.4%	—%	3/9/2018	3/9/2023	15,251,983	15,251,983	2,245,045	1,376,213	0.7%
RS JZ Driggs, LLC (9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	5,269,600	5,269,600	5,269,600	3,230,265	1.6%
								122,131,455	122,948,116	98,599,646	60,441,584	29.3%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2023 (Unaudited) and December 31, 2022

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2023 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	8.9%	2.0%	10/15/2021	4/15/2023	$1,364,944	$1,364,944	$—	$—	—%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.50%	9.4%	0.5%	2/22/2019	8/10/2023	57,221,615	57,496,677	57,133,997	35,023,140	17.1%
330 Tryon DE LLC (11)	US - NC	Mixed-use	Term SOFR+ 4.25% (0.1% Floor)	9.1%	0.5%	2/7/2019	3/1/2024	22,800,000	22,903,981	22,743,319	13,941,655	6.8%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.8% Floor)	9.9%	1.5%	12/12/2019	1/1/2024	43,222,382	43,793,356	43,265,735	26,521,896	12.9%
AARSHW Property LLC (12)(13)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	12.1%	0.9%	3/7/2022	8/17/2024	52,238,626	52,673,845	53,193,387	32,607,546	15.8%
AAESUF Property LLC (12)	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	16.6%	5%-10%	3/15/2022	3/1/2024	18,652,873	19,247,035	19,680,057	12,063,875	5.9%
American Gilsonite Company	US - UT	Infrastructure	14.0%	14.0%	1.0%	8/31/2021	8/31/2023	21,250,000	21,698,452	21,459,603	13,154,737	6.4%
Dallas - Big Town Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	9.3%	1.0%	12/28/2022	12/27/2025	26,846,281	27,053,620	27,053,620	16,583,869	8.0%
Dallas - Oakland Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	9.3%	1.0%	12/28/2022	12/27/2025	9,750,265	9,825,568	9,825,568	6,023,073	2.9%
Dallas - US HWY 80 Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	9.3%	1.0%	12/28/2022	12/27/2025	11,485,482	11,574,187	11,574,187	7,094,977	3.4%
Dallas - 11333 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	9.3%	1.0%	12/28/2022	12/27/2025	12,394,405	12,490,129	12,490,129	7,656,449	3.7%
Dallas - 11221 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	9.3%	1.0%	12/28/2022	12/27/2025	7,684,531	7,743,880	7,743,880	4,746,998	2.3%
Fourth Street's Kingswood, LLC (14)	US - WA	Multifamily	Term SOFR + 7.75% (4.25% Floor)	12.6%	1.0%	3/24/2023	3/24/2026	2,594,879	2,218,577	2,612,628	1,601,541	0.8%
Grandview’s Madison Place, LLC (15)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	9.3%	0.8%	2/10/2022	2/10/2025	17,000,000	17,107,426	17,130,108	10,500,756	5.1%
Grandview’s Remington Place, LLC (15)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	9.3%	0.5%	4/22/2022	4/22/2024	23,100,000	23,201,857	23,205,196	14,224,785	6.9%
Hillsborough Owners LLC	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	12.9%	1.0%	10/27/2021	11/1/2023	21,371,046	21,698,013	21,510,612	13,186,005	6.4%
Mesa AZ Industrial Owner, LLC (4)(12)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	17.5%	1.0%	9/15/2022	9/14/2023	31,000,000	31,288,062	31,288,061	19,179,581	9.3%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2023 (Unaudited) and December 31, 2022

Terra Property Trust’s Schedule of Loans Held for Investment as of March 31, 2023 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgage (continued)s:
NB Factory TIC 1, LLC (15)	US - UT	Student housing	Term SOFR + 5.0% (0.25% Floor)	9.8%	3.3%	8/16/2021	3/5/2024	$28,000,000	$28,823,787	$28,908,756	$17,721,067	8.6%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR +2.95% (1.5% Floor)	7.8%	0.3%	11/25/2019	12/1/2023	$18,000,000	$18,042,414	$17,873,381	$10,956,383	5.3%
The Lux Washington, LLC (12)	US - WA	Multifamily	LIBOR + 7.0% (0.75% floor)	11.9%	1.0%	7/22/2021	1/22/2024	20,681,402	20,906,598	20,984,329	12,863,394	6.2%
University Park Berkeley, LLC (12)	US - CA	Multifamily	Term SOFR + 5.50% (4.00% Floor)	10.3%	1.0%	3/30/2023	10/5/2024	27,200,000	27,561,204	27,544,664	16,884,879	8.2%
								473,858,731	478,713,612	477,221,217	292,536,606	142.0%
Total gross loans held for investment								632,832,672	638,600,366	612,325,188	375,355,341	182.2%
Obligations under participation agreements (4)(5)								(13,106,844)	(13,209,982)	(13,209,983)	(8,097,720)	(3.9)%
Allowance for credit losses								—	(28,651,577)	—	—	—%
Net loans held for investment								$619,725,828	$596,738,807	$599,115,205	$367,257,621	178.3%

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$52,500,000	$29,252,308	$23,247,692	$14,250,835	6.9%
Industrial buildings in Dallas/Fort Worth, TX	3/24/2023	48,798,273	32,100,000	16,698,273	10,236,041	5.0%
		$101,298,273	$61,352,308	$39,945,965	$24,486,876	11.9%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (18):
Corporate Bonds
Terra Property Trust, Inc. Corporate Bonds	6.0%	Various	6/30/2026	7,398	$136,265	$154,544	$94,736	0.05%

Portfolio Company	Coupon Rate	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Held-to-maturity debt securities (18)
Corporate Bonds
KKR Real Estate Finance Trust 6.125% 15May2023 bonds	6.125%	Q1 2023	05/15/2023	200,000	$20,025,024	$19,800,000	$12,137,400	5.9%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2023 (Unaudited) and December 31, 2022

Equity investments:
Portfolio Company	Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (19)	23.4%	$28,636,905	$28,057,849	$17,199,461	8.3%
LEL Arlington JV LLC - limited liability member units (20)	27.2%	6,885,336	7,483,563	4,587,424	2.2%
LEL NW 49th JV LLC - limited liability member units (20)	27.2%	1,607,801	2,519,781	1,544,626	0.7%
TCG Corinthian FL Portfolio JV LLC (20)	34.0%	6,370,863	7,426,291	4,552,316	2.2%
SF-Dallas Industrial, LLC (21)	N/A	10,065,935	10,065,935	6,170,418	3.0%
		$53,566,840	$55,553,419	$34,054,245	16.4%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $206.1 million at March 31, 2023.
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
(7)This loan is currently in maturity default. For the three months ended March 31, 2023, Terra Property Trust suspended interest income accrual of $2.3 million on this loan because recovery of such income was doubtful. As of March 31, 2023, Terra Property Trust recorded an allowance for credit losses of $11.2 million on the loan as a result of a decline in the fair value of the collateral.
(8)For the three months ended March 31, 2023, Terra Property Trust suspended interest income accrual of $0.9 million on this loan because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral. As of March 31, 2023, Terra Property Trust recorded an allowance for credit losses of $12.9 million on the loan as a result of a decline in the fair value of the collateral.
(9)This loan is in maturity default. Terra Property Trust initiated a litigation to seek full repayment of the loan from the sponsor. For the three months ended March 31, 2023, Terra Property Trust suspended interest income accrual of $0.2 million on this loan because recovery of such income was doubtful.
(10)This loan is classified as a troubled debt restructuring. Terra Property Trust does not anticipate a full recovery of the remaining principal balance, as such, the loan is fully reserved.
(11)These loans were used as collateral for $101.9 million of borrowings under a repurchase agreement.
(12)These loans were used as collateral for $125.0 million of borrowings under a revolving line of credit.
(13)Amount included $4.0 million of incremental borrowing that bears interest at an annual rate of 20.0% until certain conditions are met, at which time the interest rate will be the same as the original loan.
(14)Terra Property Trust is committed to fund up to $39.0 million of first mortgage as well as $3.0 million of subordinated loan. The subordinated loan bears interest at an annual rate of Term SOFR plus 12.0% with a Term SOFR floor of 4.25%.
(15)These loans were used as collateral for $51.1 million of borrowings under a repurchase agreement.

(16) Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage.
(17)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(18)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.
(19)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of March 31, 2023, the unfunded commitment was $30.3 million.
(20)As of March 31, 2023, Terra Property Trust beneficially owned equity interest in three joint ventures that invest in real estate properties.
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

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
March 31, 2023 (Unaudited) and December 31, 2022

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2022:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,638,219	$4,069,228	1.9%
610 Walnut Investors LLC (4)(5)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	16.4%	1.0%	8/30/2022	9/7/2024	18,625,738	18,738,386	18,767,281	11,504,343	5.5%
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	11.0%	—%	5/11/2017	5/6/2027	3,000,000	2,916,369	2,914,042	1,786,308	0.9%
Havemeyer TSM LLC (6)	US - NY	Mixed-use	15.0%	15.0%	1.0%	12/18/2020	3/1/2023	3,282,208	3,313,813	3,315,293	2,032,275	1.0%
UNJ Sole Member, LLC (6)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2027	7,444,357	7,482,547	7,371,101	4,518,485	2.2%
								39,352,303	39,451,115	39,005,936	23,910,639	11.5%
Preferred equity investments:
370 Lex Part Deux, LLC (7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	12.6%	—%	12/17/2018	7/9/2022	67,586,792	67,586,792	56,338,079	34,535,242	16.5%
Ann Street JV LLC	US - GA	Multifamily	14.0%	14.0%	1.0%	11/12/2021	6/7/2024	15,217,540	15,648,482	15,127,126	9,272,928	4.4%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	19.1%	1.0%	2/2/2022	7/31/2024	17,450,623	17,920,424	17,578,839	10,775,828	5.1%
REEC Harlem Holdings Company, LLC (8)	US - NY	Mixed-use	LIBOR + 12.5%	16.9%	—%	3/9/2018	3/9/2023	15,983,234	15,983,234	3,090,588	1,894,530	0.9%
RS JZ Driggs, LLC (9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	4,993,245	4,993,245	4,993,245	3,060,859	1.5%
								121,231,434	122,132,177	97,127,877	59,539,387	28.4%
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	8.4%	2.0%	10/15/2021	4/15/2023	1,364,944	1,364,944	—	—	—
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.50%	8.9%	0.5%	2/22/2019	8/10/2023	57,184,178	57,453,482	56,844,322	34,845,569	16.7%
330 Tryon DE LLC (11)	US - NC	Office	Term SOFR+ 4.25% (0.1% Floor)	8.6%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,215	22,687,235	13,907,275	6.6%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.8% Floor)	9.4%	1.5%	12/12/2019	1/1/2024	43,222,382	43,758,804	43,062,933	26,397,578	12.6%
AARSHW Property LLC (12)(13)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	11.6%	0.9%	3/7/2022	8/17/2024	44,368,331	44,669,513	44,702,632	27,402,713	13.0%
AAESUF Property LLC (11)	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	16.0%	5%-10%	3/15/2022	3/1/2024	17,860,291	18,288,969	18,587,586	11,394,190	5.4%

See notes to unaudited financial statements.

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages (Continued):
American Gilsonite Company	US - UT	Infrastructure	14.0%	14.0%	1.0%	8/31/2021	8/31/2023	$21,250,000	$21,840,359	$21,443,528	$13,144,883	6.3%
Dallas - Big Town Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	26,635,183	26,838,830	26,838,830	16,452,203	7.8%
Dallas - Oakland Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	9,673,597	9,747,559	9,747,559	5,975,254	2.8%
Dallas - US HWY 80 Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	11,395,169	11,482,294	11,482,294	7,038,646	3.4%
Dallas - 11333 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	12,296,945	12,390,965	12,390,965	7,595,662	3.6%
Dallas - 11221 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	7,624,106	7,682,398	7,682,398	4,709,310	2.2%
Grandview’s Madison Place, LLC (14)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	8.8%	0.8%	2/10/2022	2/10/2025	17,000,000	17,105,928	17,105,928	10,485,934	5.0%
Grandview’s Remington Place, LLC (14)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	8.8%	0.5%	4/22/2022	4/22/2024	23,100,000	23,199,620	23,203,343	14,223,649	6.8%
Hillsborough Owners LLC	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	12.4%	1.0%	10/27/2021	11/1/2023	20,720,028	21,138,947	20,947,571	12,840,861	6.1%
Mesa AZ Industrial Owner, LLC (4)(12)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	17.1%	1.0%	9/15/2022	9/14/2023	31,000,000	31,276,468	31,276,468	19,172,475	9.1%
NB Factory TIC 1, LLC (14)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	9.4%	3.3%	8/16/2021	3/5/2023	28,000,000	28,857,892	28,902,234	17,717,069	8.4%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR +2.95% (1.5% Floor)	7.3%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,782	17,824,300	10,926,296	5.2%
The Lux Washington, LLC (12)	US - WA	Multifamily	LIBOR + 7.0% (0.75% floor)	11.4%	1.0%	7/22/2021	1/22/2024	16,571,267	16,722,091	16,882,333	10,348,870	4.9%
University Park Berkeley, LLC (11)	US - CA	Multifamily	LIBOR + 5.5% (4.0% Floor)	8.6%	0.8%	2/27/2020	3/1/2023	26,342,468	26,536,122	26,472,938	16,227,911	7.7%
								456,408,889	461,299,182	458,085,397	280,806,348	133.6%

See notes to unaudited financial statements.

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Credit facility:
William A. Shopoff & Cindy L. Shopoff (15)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	$28,802,833	$29,080,183	$28,926,544	$17,731,971	8.4%
								28,802,833	29,080,183	28,926,544	17,731,971	8.4%
Total gross loans held for investment								645,795,459	651,962,657	623,145,754	381,988,345	181.9%
Obligations under participation agreements (4)(5)								(12,584,958)	(12,680,594)	(12,680,595)	(7,773,205)	(3.7)%
Allowance for credit losses								—	(25,471,890)	—	—	—%
Net loans held for investment								$633,210,501	$613,810,173	$610,465,159	$374,215,140	178.2%

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$52,500,000	$29,252,308	$23,247,692	$14,250,835	6.8%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (18):
Corporate Bonds
Terra Property Trust, Inc. Corporate Bonds	6.0%	Various	6/30/2026	7,398	$136,265	$147,960	$90,699	0.04%
Total marketable securities					$136,265	$147,960	$90,699	0.04%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (19)				27.9%	$36,794,674	$35,718,022	$21,895,147	10.4%
LEL Arlington JV LLC - limited liability member units (20)				27.2%	7,271,603	7,483,563	4,587,424	2.2%
LEL NW 49th JV LLC - limited liability member units (20)				27.2%	1,521,556	2,519,781	1,544,626	0.7%
TCG Corinthian FL Portfolio JV LLC (20)				34.0%	6,896,816	7,426,291	4,552,316	2.2%
SF-Dallas Industrial, LLC (21)				N/A	10,013,691	10,013,691	6,138,393	2.9%
					$62,498,340	$63,161,348	$38,717,906	18.4%
See notes to unaudited financial statements.

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
(7)This loan is currently in maturity default. For the year ended December 31, 2022, Terra Property Trust suspended interest income accrual of $3.7 million on this loan because recovery of such income was doubtful. As of December 31, 2022, Terra Property Trust recorded a specific allowance for credit losses of $11.2 million on the loan as a result of a decline in the fair value of the collateral.
(8)For the year ended December 31, 2022, Terra Property Trust suspended interest income accrual of $2.9 million on this loan because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral. As of December 31, 2022, Terra Property Trust recorded a specific allowance for credit losses of $12.9 million on the loan as a result of a decline in the fair value of the collateral.
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
March 31, 2023

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

    In December 2015, the members approved the merger of Terra Secured Income Fund, LLC (“Terra Fund 1”), Terra Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) with and into subsidiaries of the Company (individually, each a “Terra Fund” and collectively, the “Terra Funds”) through a series of separate mergers effective January 1, 2016 (collectively, the “Mergers”). Following the Mergers, the Company contributed the consolidated portfolio of net assets of the five Terra Funds to Terra Property Trust, a newly-formed and wholly-owned subsidiary of the Company that elected to be taxed as a REIT, in exchange for the shares of common stock of Terra Property Trust. Upon completion of the Mergers, the Company became the parent company of Terra Funds 1 through 4 and the direct and indirect sole common stockholder of, and began conducting substantially all of its real estate lending business through, Terra Property Trust.

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and the Company consolidated its holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC (“Terra JV”). On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital.

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

On October 1, 2022 (the “Closing Date”), pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Terra BDC Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC, a wholly owned subsidiary of Terra Property Trust (“Terra LLC”), with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust (Note 4). As of March 31, 2023, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s common stock, respectively, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). Accordingly, as of March 31, 2023, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. The Company

Notes to Unaudited Financial Statements

does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three months ended March 31, 2023 and 2022, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three months ended March 31, 2023 and 2022, the Company did not incur any interest or penalties.

Notes to Unaudited Financial Statements

Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2019-2022 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which has subsequently been delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put the Terra Property Trust in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of both March 31, 2023 and December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$212,539,131	$206,205,820	100.1%	$215,070,522	$210,008,457	100.0%

For the three months ended March 31, 2023 and 2022, the Company received $2.8 million and $3.0 million of distributions from Terra JV, of which $2.5 million and $2.2 million were returns of capital, respectively.

Notes to Unaudited Financial Statements

        As of both March 31, 2023 and December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust (Note 4). The following tables present the summarized financial information of Terra Property Trust:

	March 31, 2023	December 31, 2022
Carrying value of loans held for investment	$609,948,789	$626,490,767
Equity investment in unconsolidated investments	53,566,840	62,498,340
Real estate owned, net	101,434,025	49,228,687
Cash, cash equivalent and restricted cash	37,052,471	36,469,592
Other assets	56,479,090	38,649,506
Total assets	858,481,215	813,336,892
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(492,469,492)	(442,811,751)
Accounts payable, accrued expenses and other liabilities	(40,312,347)	(39,996,127)
Lease intangible liabilities	(12,668,367)	(8,646,840)
Total liabilities	(545,450,206)	(491,454,718)
Total equity	$313,031,009	$321,882,174

	Three Months Ended March 31,
	2023	2022
Revenues	$17,002,171	$12,112,270
Expenses	(16,024,416)	(14,241,581)
Equity (loss) income from unconsolidated investments	(436,860)	1,419,335
Other gains and losses	6,584	(47,911)
Net income (loss)	$547,479	$(757,887)

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

       Level 3 — Significant unobservable inputs are based on the best information available in the circumstances, to the extent observable inputs are not available, including the Company’s own assumptions used in determining the fair value of investments. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, and

Notes to Unaudited Financial Statements

financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment.

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

Assets and Liabilities Reported at Fair Value

    The following tables summarize the Company’s equity investment at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$206,205,820	$206,205,820

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$210,008,457	$210,008,457

    Changes in Level 3 investment for the three months ended March 31, 2023 and 2022 were as follows:

	Equity Investment in Terra JV
	Three Months Ended March 31,
	2023	2022
Beginning balance	$210,008,457	$217,324,720
Return of capital	(2,531,391)	(2,221,551)
Net change in unrealized (depreciation) appreciation on investment	(1,271,246)	1,018,522
Ending balance	$206,205,820	$216,121,691
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(1,271,246)	$1,018,522

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the three months ended March 31, 2023 and 2022, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at March 31, 2023 and December 31, 2022 due to their short-term nature.

Valuation Process for Fair Value Measurement

    Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e., a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan. The fair value of Terra Property Trust’s

Notes to Unaudited Financial Statements

investment in an office building is determined using the direct capitalization method, which is using the projected income over the capitalization rate. The fair value of Terra Property Trust’s investment in three industrial buildings is based on the purchase price.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value		Primary Valuation Technique	Unobservable Inputs	March 31, 2023
Asset Category					Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$206,205,820	`	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.67%	18.95%	17.98%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$210,008,457	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.22%	18.51%	16.80%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)The fair value of Terra Property Trust’s investment in an office building is determined using the direct capitalization method with capitalization rate ranges from 6.00% to 6.25% as of both March 31, 2023 and December 31, 2022. The fair value of Terra Property Trust’s investment in three industrial buildings are based on the purchase price.

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

Dividend Income

    As discussed in Note 3, for the three months ended March 31, 2023 and 2022, the Company received $2.8 million and $3.0 million of distributions from Terra JV, of which $2.5 million and $2.2 million were returns of capital, respectively.

Notes to Unaudited Financial Statements

BDC Merger

On the Closing Date, pursuant to the Terra BDC Merger Agreement, Terra BDC merged with and into Terra LLC, with Terra LLC surviving as a wholly owned subsidiary of Terra Property Trust. The Certificate of Merger and Articles of Merger with respect to the BDC Merger were filed with the Secretary of State of the State of Delaware and State Department of Assessments and Taxation of Maryland, respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of common stock, par value $0.001 per share, of Terra BDC (“Terra BDC Common Stock”) held by Terra Property Trust or any wholly owned subsidiary of Terra Property Trust or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of Class B Common Stock, par value $0.01 per share of Terra Property Trust (“TPT Class B Common Stock”) and (ii) cash, without interest, in lieu of any fractional shares of TPT Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of TPT Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Terra BDC Merger Agreement, approximately 4,847,910 shares of TPT Class B Common Stock were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the BDC Merger, former Terra BDC stockholders owned approximately 19.9% of the common equity of Terra Property Trust and the Company indirectly beneficially owned approximately 61.3% of the common equity of Terra Property Trust.

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

Note 6. Members’ Capital

    As of both March 31, 2023 and December 31, 2022, the Company had 6,622.2 units outstanding. The net asset value per unit was $31,118 and $$31,710 as of March 31, 2023 and December 31, 2022, respectively.

Capital Distributions

    At the discretion of the Manager, the Company may make distributions from net cash flow from operations, net disposition proceeds, or other cash available for distribution. Distributions are made to holders of Continuing Income Units (regular units of limited liability company interest in the Company) in proportion to their unit holdings until they receive a return of their initial Deemed Capital Contribution, as defined in the operating agreement, plus a preferred return ranging from 8.5% to 9.0% depending on the historical preferred return applicable to their Terra Funds units, after which time distributions are made 15% to the Manager which the Company refers to as the carried interest distribution, and 85% to the holders of Continuing Income Units. The preferred return applicable to the Continuing Income Units sold in the offering concurrent with the Mergers is 8.5%.

For the three months ended March 31, 2023 and 2022, the Company made total distributions to non-managing members of $2.7 million and $3.0 million, respectively. For the three months ended March 31, 2023 and 2022, the Company did not accrue or make any carried interest distributions to the Manager.

Notes to Unaudited Financial Statements

Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of March 31, 2023 and December 31, 2022, no such reserve was established. For the three months ended March 31, 2023 and 2022, the Company did not redeem any units.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the three months ended March 31, 2023 and 2022. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per unit operating performance:
Net asset value per unit, beginning of period	$31,710	$32,860
(Decrease) increase in members’ capital from operations (1):
Net investment income	12	95
Net change in unrealized (depreciation) appreciation on investment	(192)	153
Total (decrease) increase in members’ capital from operations	(180)	248
Distributions to members (2):
Capital distributions	(412)	(449)
Net decrease in members’ capital resulting from distributions	(412)	(449)
Net asset value per unit, end of period	$31,118	$32,659

Ratios to average net assets:
Expenses	0.40%	0.23%
Net investment income	0.15%	1.13%

IRR, beginning of period	4.65%	4.91%
IRR, end of period	4.50%	4.86%
._______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,622.3 and 6,636.6 for the three months ended March 31, 2023 and 2022.
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 and in “Part II - Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Other factors that could cause actual results to differ materially include:

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

    On January 1, 2016, Terra Secured Income Fund, LLC (“Terra Fund”), Terra Fund Secured Income Fund 2, LLC (“Terra Fund 2”), Terra Secured Income Fund 3, LLC (“Terra Fund 3”) and Terra Secured Income Fund 4, LLC (“Terra Fund 4”) merged with and into our subsidiaries (collectively, the “Terra Funds”) through a series of separate mergers (collectively, the “Mergers”). Following the Mergers, we contributed the consolidated portfolio of our net assets and the net assets of the Terra Funds to Terra Property Trust in exchange for all of the shares of common stock of Terra Property Trust. We elected to engage in the REIT formation transactions, to make our investments through Terra Property Trust and to provide our members with a more broadly diversified portfolio of assets, while providing us with enhanced access to capital and borrowings, lower operating costs and enhanced opportunities for growth.

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger (as defined below) and as of December 31, 2022, former Terra BDC stockholders owned approximately 19.9% of Terra Property Trust’s common equity, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder of 10.1% held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV. Accordingly, as of March 31, 2023, we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Recent Developments

BDC Merger

On October 1, 2022 (the “Closing Date”), pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Terra BDC Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC, a wholly owned subsidiary of Terra Property Trust (“Terra LLC”), with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust. The Certificate of Merger and Articles of Merger with respect to the BDC Merger were filed with the Secretary of State of the State of Delaware and the State Department of Assessments and Taxation of Maryland, respectively, with an effective time and date of 12:02 a.m., Eastern Time, on the Closing Date (the “Effective Time”).

At the Effective Time, except for any shares of common stock, par value $0.001 per share (“Terra BDC Common Stock”), of Terra BDC held by Terra Property Trust or any of its wholly owned subsidiaries or Terra BDC, which shares were automatically retired and ceased to exist with no consideration paid therefor, each issued and outstanding share of Terra BDC Common Stock was automatically cancelled and retired and converted into the right to receive (i) 0.595 shares of Class B Common Stock, par value $0.01 per share of Terra Property Trust (“TPT Class B Common Stock”), and (ii) cash, without interest, in lieu of any fractional shares of TPT Class B Common Stock otherwise issuable in an amount, rounded to the nearest whole cent, determined by multiplying (x) the fraction of a share of TPT Class B Common Stock to which such holder would otherwise be entitled by (y) $14.38.

Pursuant to the terms of the transactions described in the Terra BDC Merger Agreement, approximately 4,847,910 shares of TPT Class B Common Stock were issued to former Terra BDC stockholders in connection with the BDC Merger, based on the number of outstanding shares of Terra BDC Common Stock as of the Closing Date. Following the consummation of the BDC Merger, former Terra BDC stockholders owned approximately 19.9% of the common equity of Terra Property Trust and we indirectly beneficially owned approximately 61.3% of the common equity of Terra Property Trust.

Portfolio Summary

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	6	24	30	1	30
Principal balance	$59,726,205	$573,106,467	$632,832,672	$13,106,844	$619,725,828
Amortized cost	60,121,950	549,826,839	609,948,789	13,209,982	596,738,807
Fair value	59,314,040	553,011,148	612,325,188	13,209,983	599,115,205
Weighted average coupon rate	13.17%	11.78%	11.92%	16.80%	11.81%
Weighted-average remaining term (years)	1.71	1.03	1.09	1.44	1.09

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Amortized cost	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) plus a fixed spread. Coupon rate shown was determined using LIBOR of 4.86%, average SOFR of 4.63% and forward-looking term rate based on SOFR (“Term SOFR”) of 4.80% as of March 31, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022, respectively.
(2)As of March 31, 2023 and December 31, 2022, amount included $427.3 million and $413.1 million of senior mortgages used as collateral for $277.9 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of March 31, 2023 and December 31, 2022, 22 and 21 of these loans, respectively, are subject to a LIBOR or SOFR floor, as applicable.

    In addition to Terra Property Trust’s net loan portfolio, as of March 31, 2023, Terra Property Trust owned three single-tenant industrial buildings acquired in 2023 and a multi-tenant office building acquired pursuant to a foreclosure and as of December 31, 2022, Terra Property Trust owned the aforementioned multi-tenant office building acquired pursuant to a foreclosure. The real estate and related lease intangible assets and liabilities had net carrying values of $88.8 million and $40.6 million as of March 31, 2023 and December 31, 2022, respectively. In connection with the acquisition of the industrial buildings in 2023, Terra Property Trust obtained mortgage financing of $32.1 million. As of March 31, 2023, the mortgage loans payable encumbering the three single-tenant industrial buildings and one multi-tenant office building had an aggregate outstanding principal amount of $61.4 million and as of December 31, 2022, the mortgage loans payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million.

Additionally, as of March 31, 2023 and December 31, 2022, Terra Property Trust owned 23.4% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Terra Property Trust also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan Terra Property Trust originated, Terra Property Trust entered into a residual profit sharing arrangement with the borrower.

Terra Property Trust accounted for this arrangement as an equity investment. As of March 31, 2023 and December 31, 2022, these equity investments had total carrying values of $53.6 million and $62.5 million, respectively.

Portfolio Investment Activity

    For the three months ended March 31, 2023 and 2022, Terra Property Trust invested $25.7 million and $26.0 million in new and add-on investments and had $39.9 million and $1.4 million of repayments, resulting in net investments of $14.3 million and $24.6 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	March 31, 2023				December 31, 2022
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$473,858,731	$478,713,612	$477,221,217	61.4%	$456,408,889	$461,299,182	$458,085,397	63.1%
Preferred equity investments	122,131,455	122,948,116	98,599,646	12.7%	121,231,434	122,132,177	97,127,877	13.4%
Mezzanine loans	23,735,642	23,728,656	23,294,342	3.0%	26,767,345	26,770,521	26,325,341	3.6%
Credit facility	—	—	—	—%	28,802,833	29,080,183	28,926,544	4.0%
Allowance for credit losses	—	(28,651,577)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$619,725,828	596,738,807	599,115,205	77.1%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		136,265	154,544	—%		136,265	147,960	—%
Real estate owned		88,765,658	101,298,273	13.1%		40,581,847	52,500,000	7.2%
Held-to-maturity debt securities		20,025,024	19,800,000	2.6%		—	—	—%
Equity investment in unconsolidated Investments		53,566,840	55,553,419	7.2%		62,498,340	63,161,348	8.7%
Total		$759,232,594	$775,921,441	100.0%		$717,026,625	$726,274,467	100.0%

	March 31, 2023				December 31, 2022
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$149,099,692	$149,449,419	$137,686,248	17.6%	$171,611,750	$172,042,063	$159,780,622	22.0%
Industrial	127,399,590	128,361,229	128,472,717	16.5%	147,796,164	148,891,742	148,409,441	20.4%
Multifamily	112,973,073	113,781,434	112,377,812	14.5%	104,589,464	105,570,432	103,784,913	14.3%
Mixed use	85,128,218	86,026,507	73,079,668	9.4%	64,880,450	65,838,965	52,303,392	7.2%
Infill land	49,652,873	50,535,097	50,968,118	6.6%	48,860,291	49,565,437	49,864,054	6.9%
Hotel - full/select service	43,222,382	43,793,356	43,265,735	5.6%	43,222,382	43,758,804	43,062,933	5.9%
Student housing	31,000,000	31,744,890	31,805,304	4.1%	31,000,000	31,774,261	31,816,276	4.4%
Infrastructure	21,250,000	21,698,452	21,459,603	2.8%	21,250,000	21,840,359	21,443,528	3.0%
Allowance for credit losses	—	(28,651,577)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$619,725,828	596,738,807	599,115,205	77.1%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		136,265	154,544	—%		136,265	147,960	—%
Real estate owned		88,765,658	101,298,273	13.1%		40,581,847	52,500,000	7.2%
Held-to-maturity debt securities		20,025,024	19,800,000	2.6%		—	—	—%
Equity investment in unconsolidated investments		53,566,840	55,553,419	7.2%		62,498,340	63,161,348	8.7%
Total		$759,232,594	$775,921,441	100.0%		$717,026,625	$726,274,467	100.0%

	March 31, 2023				December 31, 2022
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$124,783,800	$126,179,087	$124,501,812	16.0%	$151,668,387	$153,158,967	$150,237,383	20.8%
New York	88,108,375	88,108,375	63,852,723	8.2%	91,845,479	91,877,084	67,737,205	9.3%
Georgia	72,983,863	73,647,905	72,765,284	9.4%	72,401,718	73,101,964	71,971,448	9.9%
New Jersey	70,891,499	71,920,880	72,873,444	9.4%	62,228,622	62,958,482	63,290,218	8.0%
Texas	68,160,964	68,687,384	68,687,384	8.9%	67,625,000	68,142,046	68,142,046	9.4%
Washington	63,376,281	63,434,458	63,932,261	8.2%	56,671,267	57,027,639	57,191,604	7.9%
Utah	49,250,000	50,522,239	50,368,359	6.5%	49,250,000	50,698,251	50,345,762	6.9%
North Carolina	44,171,046	44,601,994	44,253,931	5.7%	43,520,028	44,041,162	43,634,806	6.0%
Arizona	31,000,000	31,288,062	31,288,061	4.0%	31,000,000	31,276,468	31,276,468	4.3%
Massachusetts	7,000,000	7,000,000	6,591,946	0.8%	7,000,000	7,000,000	6,638,219	0.9%
Allowance for credit losses	—	(28,651,577)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$619,725,828	596,738,807	599,115,205	77.1%	$633,210,501	613,810,173	610,465,159	83.4%
Marketable securities		136,265	154,544	—%		136,265	147,960	—%
Real estate owned		88,765,658	101,298,273	13.1%		40,581,847	52,500,000	7.2%
Held-to-maturity debt securities		20,025,024	19,800,000	2.6%
Equity investment in unconsolidated Investments		53,566,840	55,553,419	7.2%		62,498,340	63,161,348	8.7%
Total		$759,232,594	$775,921,441	100.0%		$717,026,625	$726,274,467	99.3%

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

    Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-

related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of Terra Property Trust’s investments, prepayments on real estate-related loans to increase; and (v) to the extent Terra Property Trust enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

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

Results of Operations
    The following table presents the comparative results of our operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Investment income
Dividend income	$292,254	$758,110	$(465,856)
Other operating income	18	11	7
Total investment income	292,272	758,121	(465,849)
Operating expenses
Professional fees	211,332	127,060	84,272
Other	1,458	1,392	66
Total operating expenses	212,790	128,452	84,338
Net investment income	79,482	629,669	(550,187)
Net change in unrealized (depreciation) appreciation on investment	(1,271,246)	1,018,522	(2,289,768)
Net (decrease) increase in members’ capital resulting from operations	$(1,191,764)	$1,648,191	$(2,839,955)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both March 31, 2023 and December 31, 2022, through Terra JV we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust.

    For the three months ended March 31, 2023 and 2022, we received distributions of $2.8 million and $3.0 million, or $0.19 and $0.20 per share, respectively, from Terra Property Trust, of which $0.3 million and $0.8 million was recorded as dividend income and $2.5 million and $2.2 million was recorded as return of capital, respectively.

For the three months ended March 31, 2023, Terra Property Trust recorded net income of $0.5 million, compared to a net loss of $0.8 recorded in the same period in 2022. The change in Terra Property Trust’s net income (loss) was primarily due to an increase in net interest income of $2.9 million as a result of an increase in the weighted average principal balance of net loans and an increase in the weighted average coupon rate on net loans due to new loans Terra Property Trust entered into as well as loans acquired in connection with the BDC Merge and a reversal in provision for credit losses of $0.9 million due to an improvement in macroeconomic forecasts during the period, partially offset by incremental credit losses incurred on newly originated loans. These increases in net income were partially offset by an increase of $0.9 million in fees paid and operating expenses reimbursed to Terra REIT Advisors, as a result of an increase in total assets under management, and a decrease in equity income from unconsolidated investments of $1.9 million, as a result of equity loss recognized on the joint ventures.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following table presents a reconciliation of Terra Property Trust’s loan portfolio on a weighted average basis from gross to net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$634,362,529	11.9%	$506,206,479	7.7%
Obligations under participation agreements and secured borrowing	(12,900,803)	16.8%	(79,023,662)	10.4%
Repurchase agreement payable	(166,262,832)	6.7%	(102,225,409)	2.5%
Term loan payable	—		(42,140,886)	5.3%
Revolving line of credit	(97,062,727)	8.1%	(44,891,269)	4.0%
Net loans (3)	$358,136,167	15.2%	$237,925,253	10.2%
Senior loans
Gross loans	498,798,978	11.3%	304,278,978	6.2%
Obligations under participation agreements and secured borrowing	—	—%	(49,397,683)	9.9%
Repurchase agreement payable	(166,262,832)	6.7%	(102,225,409)	2.5%
Term loan payable	—	—%	(42,140,886)	5.3%
Revolving line of credit	(97,062,727)	8.1%	(44,891,269)	4.0%
Net loans (3)	$235,473,419	15.9%	$65,623,731	11.3%
Subordinated loans (4)
Gross loans	135,563,551	14.0%	201,927,501	9.6%
Obligations under participation agreements	(12,900,803)	16.8%	(29,625,979)	11.2%
Net loans (3)	$122,662,748	13.7%	$172,301,522	9.3%
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

Net Change in Unrealized Appreciation on Investment

    Net change in unrealized appreciation on investment reflects the change in Terra Property Trust’s fair value during the reporting period. There may be fluctuations in unrealized gains and losses of the underlying portfolio as loans within the portfolio approach their respective maturity dates. In addition, the unrealized gains or losses in the portfolio may fluctuate over time due to changes in the market yields.

For the three March 31, 2023, we recognized net change in unrealized depreciation on investment of $1.3 million, primarily due to an increase in the trading price of Terra Property Trust’s and Terra LLC’s unsecured notes payable, partially offset by an increase in the fair value of its investments.

For the three months ended March 31, 2022, we recorded an increase in net change in unrealized appreciation on investment of $1.0 million, primarily due to an increase in the fair value of loans Terra Property Trust originated in the current period as well as a decrease in the trading price of its unsecured notes payable.

Net (Decrease) Increase in Members’ Capital Resulting from Operations

    For the three months ended March 31, 2023, we recognized net decrease in members’ capital resulting from operations of $1.2 million, compared to net increase in members capital resulting from operations of $1.6 million recognized in the same period in 2022.

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

Terra Property Trust expects to fund approximately $51.3 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $29.3 million of borrowings outstanding under a mortgage loan payable that bears interest at an annual rate of Term SOFR plus 3.85% with a Term SOFR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matures on May 31, 2023. Terra Property Trust expects to refinance the mortgage loan payable before it matures. In connection with the BDC Merger, Terra Property Trust assumed a $25.0 million term loan. This term loan bears interest at an annual rate of 5.625% and matures on July 1, 2023. Terra Property Trust expects to either maintain sufficient cash on hand to repay the facility or refinance the facility. Terra Property Trust may also issue additional equity, equity-related and debt securities to fund its investment strategies. Terra Property Trust may issue these securities to unaffiliated third parties or to vehicles advised by affiliates of Terra Capital Partners or third parties. As part of its capital raising transactions, Terra Property Trust may grant to one or more of these vehicles certain control rights over its activities including rights to approve major decisions it takes as part of its business.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of March 31, 2023:

Type of Financing		Maximum Amount Available		Outstanding Balance		Amount Remaining Available		Interest Rate		Maturity Date
Fixed Rate:
Senior unsecured notes		N/A		$85,125,000		N/A		6.00%		6/30/2026
Senior unsecured notes		N/A		38,375,000		N/A		7.00%		3/31/2026
Term loan		N/A		25,000,000		N/A		5.63%		7/1/2023
				$148,500,000
Variable Rate:
Mortgage loan payable		N/A		$29,252,308		N/A		Term SOFR plus 3.85% with a Term SOFR floor of 2.23%		5/31/2023
Mortgage loan payable	1173616	N/A	1,173,616	32,100,000	1,173,616	N/A	1173616	Term SOFR +3.5% (Term SOFR Floor of 3.75%	1173616	4/9/2027
Line of credit		$125,000,000		125,000,000		$—		Term SOFR plus 3.35% with a combined floor of 6.00%		3/12/2024
UBS repurchase agreement		195,000,000		51,050,000		143,950,000		LIBOR or Term SOFR depending on repurchased asset index plus a spread ranging from 1.60% to 2.25%		11/7/2024
GS repurchase agreement		200,000,000		101,897,394		98,102,606		Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)		2/18/2024
		$520,000,000		$339,299,702		$242,052,606

Cash Flows Provided by Operating Activities

2023 — For the three months ended March 31, 2023, cash flows provided by operating activities were $2.7 million, primarily due to $2.8 million of dividends received from Terra JV, of which $2.5 million was recorded as a return of capital.

2022 — For the three months ended March 31, 2022, cash flows provided by operating activities were $2.9 million, primarily due to $3.0 million of dividends received from Terra JV, of which $2.2 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2023 — For the three months ended March 31, 2023, cash flows used in financing activities were $2.7 million, related to distributions paid to members of $2.7 million.

2022 — For the three months ended March 31, 2022, cash flows used in financing activities were $3.0 million, related to distributions paid to members of $3.0 million.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended March 31,
	2023	2022
Origination and extension fee expense (1)(2)	$471,448	$686,365
Asset management fee	1,997,427	1,488,095
Asset servicing fee	470,525	349,329
Operating expenses reimbursed to Terra REIT Advisors	2,177,004	1,928,563
Disposition fee (3)	290,813	—
Total	$5,407,217	$4,452,352
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the three months ended March 31, 2023 excluded $0.5 million of origination fees paid to the Terra REIT Advisors in connection with the acquisition of the three industrial buildings in 2023. Amount for the three months ended March 31, 2022 excluded $0.2 million, of origination fees paid to Terra REIT Advisors in connection with its equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of March 31, 2023, Terra Property Trust had eight investments with an aggregate principal balance of $244.7 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, six of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $2.4 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $2.4 million. Additionally, Terra Property Trust had 16 investments with an aggregate principal balance of $316.5 million that provide for interest income at an annual rate of SOFR or Term SOFR plus a spread, all of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease Terra Property Trust’s annual interest income by $3.2 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $3.2 million.

    Additionally, as of March 31, 2023, Terra Property Trust had $29.3 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus a spread that is collateralized by an office building, $32.1 million of borrowings outstanding under another mortgage loan payable that bear interest an annual rate of Term SOFR plus a spread that is collateralized by three industrial buildings, a revolving line of credit with an outstanding balance of $125.0 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $217.9 million of first mortgages; a repurchase agreement with an outstanding balance of $51.1 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $68.1 million of first mortgages; and another repurchase agreement with an outstanding balance of $101.9 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $141.2 million of first mortgages. A decrease of 100 basis points in LIBOR and Term SOFR would decrease Terra Property Trust’s annual interest expense by approximately $3.4 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase Terra Property Trust’s annual interest expense by approximately $3.4 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three months ended March 31, 2023 and 2022, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we, Terra Property Trust, Terra JV and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of Terra Property Trust’s rights under contracts with its portfolio companies. Additionally, as of March 31, 2023, Terra Property Trust owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra Property Trust is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. Terra Property Trust believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Terra Property Trust’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Terra Property Trust intends vigorously to pursue the litigation. While Terra Property Trust believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of Terra Property Trust’s interest in the ground lease and the office building.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Exhibit No.	Description and Method of Filing
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
_______________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated* thereunto duly authorized.

Date: May 12, 2023

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