Form 10-Q
period 2023-06-30
Terra Secured Income Fund 5, LLC
filed 2023-08-11
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2023, the registrant had 6,622.2 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $209,715,486 and $215,070,522, respectively)	$189,317,374	$210,008,457
Cash and cash equivalents	71,781	102,256
Other assets	20,821	40,434
Total assets	$189,409,976	$210,151,147

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$245,691	$161,088
Total liabilities	245,691	161,088
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	189,164,285	209,990,059
Total members’ capital	189,164,285	209,990,059
Total liabilities and members’ capital	$189,409,976	$210,151,147
Net asset value per unit	$28,565	$31,710

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
Dividend income	$—	$756,984	$292,254	$1,515,094
Other operating income	5	15	23	26
Total investment income	5	756,999	292,277	1,515,120
Operating expenses
Professional fees	105,069	133,139	316,401	260,199
Other	935	1,527	2,393	2,919
Total operating expenses	106,004	134,666	318,794	263,118
Net investment (loss) income	(105,999)	622,333	(26,517)	1,252,002
Net change in unrealized (depreciation) appreciation on investment	(14,064,801)	3,572,487	(15,336,047)	4,591,009
Net (decrease) increase in members’ capital resulting from operations	$(14,170,800)	$4,194,820	$(15,362,564)	$5,843,011
Per unit data:
Net investment (loss) income per unit	$(16)	$94	$(4)	$189
Net (decrease) increase in members’ capital resulting from operations per unit	$(2,140)	$633	$(2,320)	$881
Weighted average units outstanding	6,622.2	6,626.2	6,622.2	6,630.9

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2023	$—	$209,990,059	$209,990,059
Capital distributions	—	(2,731,607)	(2,731,607)
Decrease in members’ capital resulting from operations:
Net investment income	—	79,482	79,482
Net change in unrealized depreciation on investment	—	(1,271,246)	(1,271,246)
Net decrease in members’ capital resulting from operations	—	(1,191,764)	(1,191,764)
Balance, March 31, 2023	—	206,066,688	206,066,688
Capital distributions	—	(2,731,603)	(2,731,603)
Increase in members’ capital resulting from operations:
Net investment loss	—	(105,999)	(105,999)
Net change in unrealized depreciation on investment	—	(14,064,801)	(14,064,801)
Net decrease in members’ capital resulting from operations	—	(14,170,800)	(14,170,800)
Balance, June 30, 2023	$—	$189,164,285	$189,164,285

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	$218,076,577
Capital distributions	—	(2,979,044)	(2,979,044)
Increase in members’ capital resulting from operations:
Net investment income	—	629,669	629,669
Net change in unrealized appreciation on investment	—	1,018,522	1,018,522
Net increase in members’ capital resulting from operations	—	1,648,191	1,648,191
Balance, March 31, 2022	—	216,745,724	216,745,724
Capital distributions	—	(2,813,249)	(2,813,249)
Capital redemptions	—	(400,728)	(400,728)
Increase in members’ capital resulting from operations:
Net investment income	—	622,333	622,333
Net change in unrealized appreciation on investment	—	3,572,487	3,572,487
Net increase in members’ capital resulting from operations	—	4,194,820	4,194,820
Balance, June 30, 2022	$—	$217,726,567	$217,726,567

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(15,362,564)	$5,843,011
Adjustments to reconcile net increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	5,355,036	4,340,218
Net change in unrealized depreciation (appreciation) on investment	15,336,047	(4,591,009)
Changes in operating assets and liabilities:
Decrease in other assets	19,613	15,000
Increase in accounts payable and accrued expenses	84,603	44,742
Net cash provided by operating activities	5,432,735	5,651,962

Cash flows from financing activities:
Distributions paid	(5,463,210)	(5,792,293)
Payment for capital redemptions	—	(400,728)
Net cash used in financing activities	(5,463,210)	(6,193,021)

Net decrease in cash and cash equivalents	(30,475)	(541,059)
Cash and cash equivalents at beginning of period	102,256	836,052
Cash and cash equivalents at end of period	$71,781	$294,993

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
June 30, 2023 (Unaudited) and December 31, 2022

Terra Secured Income Fund 5, LLC (the “Company”) invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust, Inc. (“Terra Property Trust”), an affiliate, through its parent, Terra JV, LLC (“Terra JV”). As of both June 30, 2023 and December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4). Accordingly, as of both June 30, 2023 and December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. Additionally, as of both June 30, 2023 and December 31, 2022, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a summary of the Company’s investment as of June 30, 2023 and December 31, 2022:

		Percentage Interest	June 30, 2023			December 31, 2022
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$209,715,486	$189,317,374	100.1%	$215,070,522	$210,008,457	100.0%
The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at June 30, 2023:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,557,811	$4,019,938	2.1%
610 Walnut Investors LLC (4)(5)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	17.1%	1.0%	8/30/2022	9/7/2024	20,244,654	20,401,547	20,407,825	12,509,997	6.6%
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	11.0%	—%	5/11/2017	5/6/2027	3,000,000	2,925,837	2,891,786	1,772,665	0.9%
UNJ Sole Member, LLC (6)	US - CA	Mixed-use	Term SOFR + 10.15% (4.85% Floor)	15.3%	1.0%	11/24/2021	6/1/2027	7,444,357	7,485,029	7,468,372	4,578,112	2.4%
								37,689,011	37,812,413	37,325,794	22,880,712	12.0%
Preferred equity investments:
370 Lex Part Deux, LLC (7)	US - NY	Office	Term SOFR + 8.36% (2.44% Floor)	13.5%	—%	12/17/2018	7/9/2022	67,726,792	67,726,793	56,454,778	34,606,779	18.2%
Ann Street JV LLC	US - GA	Multifamily	14.0%	14.0%	1.0%	11/12/2021	6/7/2024	16,339,266	16,685,384	16,235,521	9,952,374	5.3%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	20.1%	1.0%	2/2/2022	2/5/2025	18,567,296	18,935,757	19,354,303	11,864,188	6.3%
REEC Harlem Holdings Company, LLC (8)	US - NY	Mixed-use	LIBOR + 12.5%	17.7%	—%	3/9/2018	3/9/2023	15,258,233	15,258,233	2,358,983	1,446,057	0.8%
RS JZ Driggs, LLC (9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	5,351,053	5,351,053	5,351,053	3,280,195	1.7%
								123,242,640	123,957,220	99,754,638	61,149,593	32.3%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2023 (Unaudited) and December 31, 2022

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2023 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	9.2%	2.0%	10/15/2021	4/15/2023	$1,364,944	$1,364,944	$—	$—	—%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	Term SOFR + 4.61%	9.8%	0.5%	2/22/2019	8/10/2023	58,865,991	59,155,584	55,139,746	33,800,664	17.9%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel - full/ select service	Term SOFR +5.1% (1.8% Floor)	10.3%	1.5%	12/12/2019	1/1/2024	43,222,382	43,826,614	43,499,719	26,665,328	14.1%
AARSHW Property LLC (12)(13)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	12.6%	0.9%	3/7/2022	8/17/2024	57,340,667	57,865,942	58,221,180	35,689,583	18.8%
AAESUF Property LLC (12)	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	17.0%	5%-10%	3/15/2022	3/1/2024	20,031,209	20,825,909	21,140,968	12,959,413	6.9%
American Gilsonite Company	US - UT	Infrastructure	14.0%	14.0%	1.0%	8/31/2021	8/31/2023	21,250,000	21,556,794	21,467,893	13,159,818	7.0%
Fourth Street's Kingswood, LLC (12)(14)	US - WA	Multifamily	Term SOFR + 7.75% (4.25% Floor)	12.9%	1.0%	3/24/2023	3/24/2026	6,400,791	6,120,513	6,445,560	3,951,128	2.1%
Grandview’s Remington Place, LLC (15)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	9.6%	0.5%	4/22/2022	4/22/2024	23,100,000	23,203,590	23,236,153	14,243,762	7.5%
Hillsborough Owners LLC	US - NC	Mixed-use	Term SOFR + 8.1% (0.25% Floor)	13.3%	1.0%	10/27/2021	11/1/2023	21,476,465	21,578,080	21,627,967	13,257,944	7.0%
Mesa AZ Industrial Owner, LLC (4)(12)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	17.8%	1.0%	9/15/2022	9/14/2023	31,000,000	31,296,394	31,296,394	19,184,690	10.1%
NB Factory TIC 1, LLC (15)	US - UT	Student housing	Term SOFR + 5.0% (0.25% Floor)	10.1%	3.3%	8/16/2021	3/5/2024	28,000,000	28,842,742	28,917,484	17,726,418	9.4%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	Term SOFR +3.06% (1.5% Floor)	8.2%	0.3%	11/25/2019	12/1/2023	18,000,000	18,043,198	17,923,436	10,987,066	5.8%
The Lux Washington, LLC (12)	US - WA	Multifamily	Term SOFR + 7.1% (0.75% floor)	12.3%	1.0%	7/22/2021	1/22/2024	23,468,419	23,746,824	23,748,850	14,558,045	7.7%
University Park Berkeley, LLC (12)	US - CA	Multifamily	Term SOFR + 5.50% (4.00% Floor)	10.6%	1.0%	3/30/2023	10/5/2024	27,402,924	27,750,542	27,748,949	17,010,106	9.0%
								380,923,792	385,177,670	380,414,299	233,193,965	123.3%
Total gross loans held for investment								541,855,443	546,947,303	517,494,731	317,224,270	167.6%
Obligations under participation agreements (4)(5)								(13,678,820)	(13,789,070)	(13,789,071)	(8,452,701)	(4.5)%
Allowance for credit losses								—	(33,128,796)	—	—	—%
Net loans held for investment								$528,176,623	$500,029,437	$503,705,660	$308,771,569	163.1%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2023 (Unaudited) and December 31, 2022

Terra Property Trust’s Schedule of Loans Held for Investment as of June 30, 2023 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$27,603,118	$27,603,118	$—	$—	—%
Industrial buildings in Dallas/Fort Worth, TX	3/24/2023	48,798,273	32,368,367	16,429,906	10,071,532	5.3%
Industrial buildings in Dallas/Fort Worth, TX (18)	5/25/2023	83,288,961	40,250,000	43,038,961	26,382,883	13.9%
		$159,690,352	$100,221,485	$59,468,867	$36,454,415	19.2%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (19):
Corporate Bonds
Terra Property Trust, Inc. Corporate Bonds	6.0%	Various	6/30/2026	63,367	$1,188,019	$1,203,973	$738,035	0.39%

Equity investments:
Portfolio Company	Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (20)	14.9%	$18,136,440	$17,669,396	$10,831,340	5.7%
LEL Arlington JV LLC - limited liability member units (21)	27.2%	6,689,133	7,483,563	4,587,424	2.4%
LEL NW 49th JV LLC - limited liability member units (21)	27.2%	1,546,725	2,516,474	1,542,599	0.8%
TCG Corinthian FL Portfolio JV LLC (21)	34.0%	6,236,696	7,105,467	4,355,651	2.3%
		$32,608,994	$34,774,900	$21,317,014	11.2%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $189.2 million at June 30, 2023.
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

(7)This loan is currently in maturity default. For the three and six months ended June 30, 2023, Terra Property Trust suspended interest income accrual of $2.5 million and $4.8 million, respectively, on this loan because recovery of such income was doubtful. As of June 30, 2023, Terra Property Trust recorded an allowance for credit losses of $11.2 million on the loan as a result of a decline in the fair value of the collateral.
(8)This loan is currently in maturity default. For the three and six months ended June 30, 2023, Terra Property Trust suspended interest income accrual of $1.0 million and $1.8 million, respectively, on this loan because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral. As of June 30, 2023, Terra Property Trust recorded an allowance for credit losses of $12.9 million on the loan as a result of a decline in the fair value of the collateral.
(9)This loan is in maturity default. Terra Property Trust initiated a litigation to seek full repayment of the loan from the sponsor. For the three and six months ended June 30, 2023, Terra Property Trust suspended interest income accrual of $0.3 million and $0.5 million, respectively, on this loan because recovery of such income was doubtful.
(10)Terra Property Trust does not anticipate a full recovery of the remaining principal balance, as such, the loan is fully reserved.
(11)These loans were used as collateral for $85.4 million of borrowings under a repurchase agreement.
(12)These loans were used as collateral for $105.4 million of borrowings under a revolving line of credit.
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
(15)These loans were used as collateral for $37.5 million of borrowings under a repurchase agreement.
(16) Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. The mortgage loan payable on this property is currently in default. Terra Property Trust has sought to convey its interest in the office building and ground lease in lieu of foreclosure. Additionally, during the three and six months ended June 30, 2023, Terra Property Trust recognized an impairment charge of $11.8 million to reduce the carrying value of the real estate property to its estimated fair value.
(17)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(18)In May 2023, Terra Property Trust acquired five industrial buildings for $3.5 million cash payment and the settlement of a mezzanine loan that was accounted for as an equity investment and five senior loans that were held for investment.
(19)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.
(20)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of June 30, 2023, the unfunded commitment was $37.4 million.
(21)As of June 30, 2023, Terra Property Trust beneficially owned equity interest in three joint ventures that invest in real estate properties.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
June 30, 2023 (Unaudited) and December 31, 2022

The following table presents a schedule of loans held for investment held by Terra Property Trust as of December 31, 2022:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,638,219	$4,069,228	1.9%
610 Walnut Investors LLC (4)(5)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	16.4%	1.0%	8/30/2022	9/7/2024	18,625,738	18,738,386	18,767,281	11,504,343	5.5%
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	11.0%	—%	5/11/2017	5/6/2027	3,000,000	2,916,369	2,914,042	1,786,308	0.9%
Havemeyer TSM LLC (6)	US - NY	Mixed-use	15.0%	15.0%	1.0%	12/18/2020	3/1/2023	3,282,208	3,313,813	3,315,293	2,032,275	1.0%
UNJ Sole Member, LLC (6)	US - CA	Mixed-use	15.0%	15.0%	1.0%	11/24/2021	6/1/2027	7,444,357	7,482,547	7,371,101	4,518,485	2.2%
								39,352,303	39,451,115	39,005,936	23,910,639	11.5%
Preferred equity investments:
370 Lex Part Deux, LLC (7)	US - NY	Office	LIBOR + 8.25% (2.44% Floor)	12.6%	—%	12/17/2018	7/9/2022	67,586,792	67,586,792	56,338,079	34,535,242	16.5%
Ann Street JV LLC	US - GA	Multifamily	14.0%	14.0%	1.0%	11/12/2021	6/7/2024	15,217,540	15,648,482	15,127,126	9,272,928	4.4%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	19.1%	1.0%	2/2/2022	7/31/2024	17,450,623	17,920,424	17,578,839	10,775,828	5.1%
REEC Harlem Holdings Company, LLC (8)	US - NY	Mixed-use	LIBOR + 12.5%	16.9%	—%	3/9/2018	3/9/2023	15,983,234	15,983,234	3,090,588	1,894,530	0.9%
RS JZ Driggs, LLC (9)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	4,993,245	4,993,245	4,993,245	3,060,859	1.5%
								121,231,434	122,132,177	97,127,877	59,539,387	28.4%
First mortgages:
14th & Alice Street Owner, LLC (10)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	8.4%	2.0%	10/15/2021	4/15/2023	1,364,944	1,364,944	—	—	—%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (11)	US - GA	Office	LIBOR + 4.5%	8.9%	0.5%	2/22/2019	8/10/2023	57,184,178	57,453,482	56,844,322	34,845,569	16.7%
330 Tryon DE LLC (11)	US - NC	Office	Term SOFR + 4.25% (0.1% Floor)	8.6%	0.5%	2/7/2019	3/1/2024	22,800,000	22,902,215	22,687,235	13,907,275	6.6%
AGRE DCP Palm Springs, LLC (11)	US - CA	Hotel - full/ select service	LIBOR +5.0% (1.8% Floor)	9.4%	1.5%	12/12/2019	1/1/2024	43,222,382	43,758,804	43,062,933	26,397,578	12.6%
AARSHW Property LLC (12)(13)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	11.6%	0.9%	3/7/2022	8/17/2024	44,368,331	44,669,513	44,702,632	27,402,713	13.0%
AAESUF Property LLC (11)	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	16.0%	5%-10%	3/15/2022	3/1/2024	17,860,291	18,288,969	18,587,586	11,394,190	5.4%

See notes to unaudited financial statements.

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages (Continued):
American Gilsonite Company	US - UT	Infrastructure	14.0%	14.0%	1.0%	8/31/2021	8/31/2023	$21,250,000	$21,840,359	$21,443,528	$13,144,883	6.3%
Dallas - Big Town Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	26,635,183	26,838,830	26,838,830	16,452,203	7.8%
Dallas - Oakland Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	9,673,597	9,747,559	9,747,559	5,975,254	2.8%
Dallas - US HWY 80 Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	11,395,169	11,482,294	11,482,294	7,038,646	3.4%
Dallas - 11333 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	12,296,945	12,390,965	12,390,965	7,595,662	3.6%
Dallas - 11221 Pagemill Owner, LLC (12)	US - TX	Industrial	Term SOFR + 4.5% (2.5% Floor)	8.9%	1.0%	12/28/2022	12/27/2025	7,624,106	7,682,398	7,682,398	4,709,310	2.2%
Grandview’s Madison Place, LLC (14)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	8.8%	0.8%	2/10/2022	2/10/2025	17,000,000	17,105,928	17,105,928	10,485,934	5.0%
Grandview’s Remington Place, LLC (14)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	8.8%	0.5%	4/22/2022	4/22/2024	23,100,000	23,199,620	23,203,343	14,223,649	6.8%
Hillsborough Owners LLC	US - NC	Mixed-use	LIBOR + 8.0% (0.25% Floor)	12.4%	1.0%	10/27/2021	11/1/2023	20,720,028	21,138,947	20,947,571	12,840,861	6.1%
Mesa AZ Industrial Owner, LLC (4)(12)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	17.1%	1.0%	9/15/2022	9/14/2023	31,000,000	31,276,468	31,276,468	19,172,475	9.1%
NB Factory TIC 1, LLC (14)	US - UT	Student housing	LIBOR + 5.0% (0.25% Floor)	9.4%	3.3%	8/16/2021	3/5/2023	28,000,000	28,857,892	28,902,234	17,717,069	8.4%
Patrick Henry Recovery Acquisition, LLC (11)	US - CA	Office	LIBOR +2.95% (1.5% Floor)	7.3%	0.3%	11/25/2019	12/1/2023	18,000,000	18,041,782	17,824,300	10,926,296	5.2%
The Lux Washington, LLC (12)	US - WA	Multifamily	LIBOR + 7.0% (0.75% floor)	11.4%	1.0%	7/22/2021	1/22/2024	16,571,267	16,722,091	16,882,333	10,348,870	4.9%
University Park Berkeley, LLC (11)	US - CA	Multifamily	LIBOR + 5.5% (4.0% Floor)	8.6%	0.8%	2/27/2020	3/1/2023	26,342,468	26,536,122	26,472,938	16,227,911	7.7%
								456,408,889	461,299,182	458,085,397	280,806,348	133.6%

See notes to unaudited financial statements.

Terra Property Trust’s Schedule of Loans Held for Investment as of December 31, 2022 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Credit facility:
William A. Shopoff & Cindy L. Shopoff (15)	US - CA	Industrial	15.0%	15.0%	1.0%	10/4/2021	4/4/2023	$28,802,833	$29,080,183	$28,926,544	$17,731,971	8.4%
								28,802,833	29,080,183	28,926,544	17,731,971	8.4%
Total gross loans held for investment								645,795,459	651,962,657	623,145,754	381,988,345	181.9%
Obligations under participation agreements (4)(5)								(12,584,958)	(12,680,594)	(12,680,595)	(7,773,205)	(3.7)%
Allowance for credit losses								—	(25,471,890)	—	—	—%
Net loans held for investment								$633,210,501	$613,810,173	$610,465,159	$374,215,140	178.2%

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(17)
Multi-tenant office building in Santa Monica, CA (16)	7/30/2018	$52,500,000	$29,252,308	$23,247,692	$14,250,835	6.8%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (18):
Corporate Bonds
Terra Property Trust, Inc. Corporate Bonds	6.0%	Various	6/30/2026	7,398	$136,265	$147,960	$90,699	0.04%
Total marketable securities					$136,265	$147,960	$90,699	0.04%

Equity investments:
Portfolio Company				Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (19)				27.9%	$36,794,674	$35,718,022	$21,895,147	10.4%
LEL Arlington JV LLC - limited liability member units (20)				27.2%	7,271,603	7,483,563	4,587,424	2.2%
LEL NW 49th JV LLC - limited liability member units (20)				27.2%	1,521,556	2,519,781	1,544,626	0.7%
TCG Corinthian FL Portfolio JV LLC (20)				34.0%	6,896,816	7,426,291	4,552,316	2.2%
SF-Dallas Industrial, LLC (21)				N/A	10,013,691	10,013,691	6,138,393	2.9%
					$62,498,340	$63,161,348	$38,717,906	18.4%
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
(21)On December 28, 2022, Terra Property Trust originated a $10.0 million mezzanine loan to a borrower to finance the acquisition of a real estate portfolio. Additionally, Terra Property Trust entered into a residual profit-sharing agreement with the borrower where the borrower will pay Terra Property Trust an additional amount of 35.0% of remaining net cash flow from the sale of the real estate portfolio. Terra Property Trust accounts for this arrangement using the equity method of accounting.

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Notes to Financial Statements (Unaudited)
June 30, 2023

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

On October 1, 2022 (the “Closing Date”), pursuant to that certain Agreement and Plan of Merger, dated as of May 2, 2022 (the “Terra BDC Merger Agreement”), Terra Income Fund 6, Inc. (“Terra BDC”) merged with and into Terra Income Fund 6, LLC, a wholly owned subsidiary of Terra Property Trust (“Terra LLC”), with Terra LLC continuing as the surviving entity of the merger (the “BDC Merger”) and as a wholly owned subsidiary of Terra Property Trust (Note 4). As of June 30, 2023, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s common stock, respectively, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). Accordingly, as of June 30, 2023, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. The Company does not

Notes to Unaudited Financial Statements

consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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
Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and six months ended June 30, 2023 and 2022, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and six months ended June 30, 2023 and 2022, the Company did not incur any interest or penalties.

Notes to Unaudited Financial Statements

Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2019-2022 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which was subsequently delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. In the event LIBOR is unavailable, Terra Property Trust’s investment documents provide for a substitute index, on a basis generally consistent with market practice, intended to put Terra Property Trust in substantially the same economic position as LIBOR. As a result, the Company does not expect the reference rate reform and the adoption of ASU 2020-04 and ASU 2021-01 to have a material impact on its financial statements and disclosures.

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of both June 30, 2023 and December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$209,715,486	$189,317,374	100.1%	$215,070,522	$210,008,457	100.0%

For the three months ended June 30, 2023 and 2022, the Company received $2.8 million and $2.9 million of distributions from Terra JV, of which $2.8 million and $2.1 million were returns of capital, respectively. For the six months ended June 30, 2023 and 2022, the Company received $5.6 million and $5.9 million of distributions from Terra JV, of which $5.4 million and $4.3 million were returns of capital, respectively.

Notes to Unaudited Financial Statements

        As of both June 30, 2023 and December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust (Note 4). The following tables present the summarized financial information of Terra Property Trust:

	June 30, 2023	December 31, 2022
Carrying value of loans held for investment	$513,818,507	$626,490,767
Equity investment in unconsolidated investments	32,608,994	62,498,340
Real estate owned, net	176,133,625	49,228,687
Cash, cash equivalent and restricted cash	58,096,906	36,469,592
Other assets	39,044,373	38,649,506
Total assets	819,702,405	813,336,892
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and secured borrowing	(472,090,818)	(442,811,751)
Accounts payable, accrued expenses and other liabilities	(41,639,591)	(39,996,127)
Lease intangible liabilities	(16,827,043)	(8,646,840)
Total liabilities	(530,557,452)	(491,454,718)
Total equity	$289,144,953	$321,882,174

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$18,782,455	$14,688,113	$35,784,626	$26,800,383
Expenses	(36,285,786)	(14,705,355)	(52,310,202)	(28,946,936)
Equity (loss) income from unconsolidated investments	(1,759,934)	1,364,332	(2,196,794)	2,783,667
Other gains (losses)	26,200	(54,656)	32,784	(102,567)
Net (loss) income	$(19,237,065)	$1,292,434	$(18,689,586)	$534,547

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

Assets and Liabilities Reported at Fair Value

    The following tables summarize the Company’s equity investment at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$189,317,374	$189,317,374

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$210,008,457	$210,008,457

    Changes in Level 3 investment for the six months ended June 30, 2023 and 2022 were as follows:

	Equity Investment in Terra JV
	Six Months Ended June 30,
	2023	2022
Beginning balance	$210,008,457	$217,324,720
Return of capital	(5,355,036)	(4,340,218)
Net change in unrealized (depreciation) appreciation on investment	(15,336,047)	4,591,009
Ending balance	$189,317,374	$217,575,511
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(15,336,047)	$4,591,009

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the six months ended June 30, 2023 and 2022, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at June 30, 2023 and December 31, 2022 due to their short-term nature.

Valuation Process for Fair Value Measurement

    Market quotations are not readily available for the Company’s investment in Terra Property Trust or Terra JV, which is included in Level 3 of the fair value hierarchy. The fair value of the Company’s sole investment takes into consideration the fair value of Terra Property Trust’s assets and liabilities which are valued utilizing a yield approach, i.e., a discounted cash flow methodology. In following this methodology, loans are evaluated individually, and management takes into account, in determining the risk-adjusted discount rate for each of Terra Property Trust’s loans, relevant factors, which may include available current market data on applicable yields of comparable debt/preferred equity instruments; market credit spreads and yield curves; the investment’s yield; covenants of the investment, including prepayment provisions; the portfolio company’s ability to make payments, its net operating income, debt-service coverage ratio; construction progress reports and construction budget analysis; the nature, quality, and realizable value of any collateral (and loan-to-value ratio); and the forces that influence the local markets in which the asset (the collateral) is purchased and sold, such as capitalization rates, occupancy rates, rental rates, replacement costs and the anticipated duration of each real estate-related loan. The fair value of Terra Property Trust’s

Notes to Unaudited Financial Statements

investment in an office building is determined using the discounted cash flow or direct capitalization method as appropriate. The fair value of Terra Property Trust’s investment in eight industrial buildings is based on the purchase price.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	June 30, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$189,317,374	Discounted cash flow (1)(2)	Discount rate (1)(2)	6.01%	19.54%	19.78%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$210,008,457	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.22%	18.51%	16.80%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)As of June 30, 2023, the fair value of Terra Property Trust’s investment in an office building was determined using the discounted cash flow method with discount rate of 8.50%. As of December 31, 2022, the fair value of the office building was determined using direct capitalization method with capitalization rate ranges from 6.00% to 6.25% and December 31, 2022. The fair value of Terra Property Trust’s investment in eight industrial buildings are based on the purchase price.

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

Dividend Income

    As discussed in Note 3, for the three months ended June 30, 2023 and 2022, the Company received $2.8 million and $2.9 million of distributions from Terra JV, of which $2.8 million and $2.1 million were returns of capital, respectively. For the six months ended June 30, 2023 and 2022, the Company received $5.6 million and $5.9 million of distributions from Terra JV, of which $5.4 million and $4.3 million were returns of capital, respectively.

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

Note 6. Members’ Capital

    As of both June 30, 2023 and December 31, 2022, the Company had 6,622.2 units outstanding. The net asset value per unit was $28,565 and $31,710 as of June 30, 2023 and December 31, 2022, respectively.

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

For the three months ended June 30, 2023 and 2022, the Company made total distributions to non-managing members of $2.7 million and $2.8 million, respectively. For the six months ended June 30, 2023 and 2022, the Company made total distributions to non-managing members of $5.4 million and $5.8 million, respectively. For the three and six months ended June 30, 2023 and 2022, the Company did not accrue or make any carried interest distributions to the Manager.

Notes to Unaudited Financial Statements

Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of June 30, 2023 and December 31, 2022, no such reserve was established. For the three and six months ended June 30, 2023, the Company did not redeem any units. For the three and six months ended June 30, 2022, the Company redeemed 12.2 units for $0.4 million.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the six months ended June 30, 2023 and 2022. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Per unit operating performance:
Net asset value per unit, beginning of period	$31,710	$32,860
(Decrease) increase in members’ capital from operations (1):
Net investment (loss) income	(4)	189
Net change in unrealized (depreciation) appreciation on investment	(2,316)	692
Total (decrease) increase in members’ capital from operations	(2,320)	881
Distributions to members (2):
Capital distributions	(825)	(874)
Net decrease in members’ capital resulting from distributions	(825)	(874)
Net asset value per unit, end of period	$28,565	$32,867

Ratios to average net assets:
Expenses	0.31%	0.24%
Net investment (loss) income	(0.03)%	1.14%

IRR, beginning of period	4.65%	4.91%
IRR, end of period	3.79%	4.98%
._______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,622.2 and 6,630.9 for the six months ended June 30, 2023 and 2022.
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

Notes to Unaudited Financial Statements

Termination of WMC Merger Agreement

On June 28, 2023, Terra Property Trust announced it entered into an Agreement and Plan of Merger, dated as of June 27, 2023 (the “WMC Merger Agreement”), with Western Asset Mortgage Capital Corporation, a Delaware corporation (“WMC”). On July 27, 2023, WMC notified Terra Property Trust that its board of directors determined that a proposal from AG Mortgage Investment Trust, Inc. (“MITT”) to acquire WMC was a “Parent Superior Proposal” under the WMC Merger Agreement and that WMC’s board of directors intended to terminate the WMC Merger Agreement unless WMC received a revised proposal from Terra Property Trust by a specified deadline such that WMC’s board of directors determined that MITT’s proposal was no longer a “Parent Superior Proposal.”

On August 8, 2023, WMC terminated the WMC Merger Agreement pursuant to its terms (the “Termination”), and Terra Property Trust was paid a termination fee of $3.0 million.

Upon the Termination, the amended and restated management agreement Terra Property Trust entered into with WMC and the Manager on June 27, 2023, terminated in accordance with its terms. Terra Property Trust continues to be managed by the Manager pursuant to the terms of the existing Management Agreement between Terra Property Trust and the Manager.

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger (as defined below) and as of December 31, 2022, former Terra BDC stockholders owned approximately 19.9% of Terra Property Trust’s common equity, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder of 10.1% held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV. Accordingly, as of June 30, 2023, we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

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

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	18	23	1	23
Principal balance	$52,940,319	$488,915,124	$541,855,443	$13,678,820	$528,176,623
Amortized cost	53,069,799	460,748,708	513,818,507	13,789,070	500,029,437
Fair value	52,504,064	464,990,667	517,494,731	13,789,071	503,705,660
Weighted average coupon rate	13.22%	12.77%	12.82%	17.14%	12.71%
Weighted-average remaining term (years)	1.47	0.59	0.69	1.19	0.68

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Amortized cost	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.22%, average SOFR of 5.07% and Term SOFR of 5.14% as of June 30, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022, respectively.
(2)As of June 30, 2023 and December 31, 2022, amount included $336.8 million and $413.1 million of senior mortgages used as collateral for $228.3 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of June 30, 2023 and December 31, 2022, 16 and 21 loans, respectively, were subject to a LIBOR, SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to Terra Property Trust’s net loan portfolio, as of June 30, 2023, Terra Property Trust owned eight industrial buildings acquired in 2023 and a multi-tenant office building acquired pursuant to a foreclosure; and as of December 31, 2022, Terra Property Trust owned a multi-tenant office building acquired pursuant to a foreclosure. The real estate and related lease intangible assets and liabilities had a net carrying value of $159.3 million and $40.6 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the mortgage loans payable encumbering the industrial buildings and the multi-tenant office building had an outstanding principal amount of $100.2 million and as of December 31, 2022, the mortgage loans payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million.

Equity Investments

Additionally, as of June 30, 2023 and December 31, 2022, Terra Property Trust owned 14.9% and 50.0%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Terra Property Trust also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan Terra Property Trust originated, Terra Property Trust entered into a residual profit-sharing arrangement with the borrower. Terra Property Trust accounted for this arrangement as an equity investment. In May 2023, we purchased the underlying assets and the $10 million mezzanine loan was settled in connection with the purchase. As of June 30, 2023 and December 31, 2022, these equity investments had total carrying values of $32.6 million and $62.5 million, respectively.

Portfolio Investment Activity

Net loan Portfolio

    For the three months ended June 30, 2023 and 2022, Terra Property Trust invested $7.5 million and $0.3 million in new and add-on investments and had $6.4 million and $10.6 million of repayments, resulting in net investments of $1.1 million and net repayment of investments of $10.9 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the six months ended June 30, 2023 and 2022, Terra Property Trust invested $33.2 million and $25.7 million in new and add-on investments and had $46.3 million and $11.9 million of repayments, resulting in net repayments of $13.1 million and net investments of $13.7 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

Real Estate Ownership

Additionally, in the first quarter of 2023, Terra Property Trust purchased three industrial buildings in Texas for total capitalized costs of $48.8 million. In the second quarter of 2023, Terra Property Trust purchased another five industrial buildings in Texas and the related mezzanine loan that was accounted for as an equity investment and five senior loans that were accounted as loans held for investment were settled in connection with the acquisition. The five industrial buildings have total capitalized costs of $83.3 million. In connection with these acquisitions, Terra Property Trust obtained mortgage financing totaling $72.6 million.

Portfolio Information

    The tables below set forth the types of assets in Terra Property Trust’s portfolio, as well as the property type and geographic location of the properties securing the loans in the portfolio, on a net loan basis, which represents Terra Property Trust’s proportionate share of the loans, based on its economic ownership of these loans.

	June 30, 2023				December 31, 2022
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$380,923,792	$385,177,670	$380,414,299	54.3%	$456,408,889	$461,299,182	$458,085,397	63.1%
Preferred equity investments	123,242,640	123,957,220	99,754,638	14.3%	121,231,434	122,132,177	97,127,877	13.4%
Mezzanine loans	24,010,191	24,023,343	23,536,723	3.4%	26,767,345	26,770,521	26,325,341	3.6%
Credit facility	—	—	—	—%	28,802,833	29,080,183	28,926,544	4.0%
Allowance for credit losses	—	(33,128,796)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$528,176,623	500,029,437	503,705,660	72.0%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		1,188,019	1,203,973	0.2%		136,265	147,960	—%
Real estate owned		159,306,582	159,690,352	22.8%		40,581,847	52,500,000	7.2%
Equity investment in unconsolidated Investments		32,608,994	34,774,900	5.0%		62,498,340	63,161,348	8.7%
Total		$693,133,032	$699,374,885	100.0%		$717,026,625	$726,274,467	100.0%

	June 30, 2023				December 31, 2022
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$151,158,617	$151,538,052	$136,136,714	19.4%	$171,611,750	$172,042,063	$159,780,622	22.0%
Multifamily	103,427,397	104,222,850	102,766,086	14.7%	104,589,464	105,570,432	103,784,913	14.3%
Industrial	64,340,667	64,865,942	64,778,991	9.3%	147,796,164	148,891,742	148,409,441	20.4%
Mixed use	62,746,351	63,257,099	50,809,625	7.3%	64,880,450	65,838,965	52,303,392	7.2%
Infill land	51,031,209	52,122,303	52,437,362	7.5%	48,860,291	49,565,437	49,864,054	6.9%
Hotel - full/select service	43,222,382	43,826,614	43,499,719	6.2%	43,222,382	43,758,804	43,062,933	5.9%
Student housing	31,000,000	31,768,579	31,809,270	4.5%	31,000,000	31,774,261	31,816,276	4.4%
Infrastructure	21,250,000	21,556,794	21,467,893	3.1%	21,250,000	21,840,359	21,443,528	3.0%
Allowance for credit losses	—	(33,128,796)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$528,176,623	500,029,437	503,705,660	72.0%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		1,188,019	1,203,973	0.2%		136,265	147,960	—%
Real estate owned		159,306,582	159,690,352	22.8%		40,581,847	52,500,000	7.2%
Equity investment in unconsolidated investments		32,608,994	34,774,900	5.0%		62,498,340	63,161,348	8.7%
Total		$693,133,032	$699,374,885	100.0%		$717,026,625	$726,274,467	100.0%

	June 30, 2023				December 31, 2022
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$125,567,737	$126,944,398	$125,505,319	18.0%	$151,668,387	$153,158,967	$150,237,383	20.8%
New York	88,336,078	88,336,079	64,164,814	9.2%	91,845,479	91,877,084	67,737,205	9.3%
New Jersey	77,371,876	78,691,851	79,362,148	11.3%	62,228,622	62,958,482	63,290,218	8.7%
Georgia	75,205,257	75,840,968	71,375,267	10.2%	72,401,718	73,101,964	71,971,448	9.9%
Washington	52,969,210	53,070,927	53,430,563	7.6%	56,671,267	57,027,639	57,191,604	7.9%
Utah	49,250,000	50,399,536	50,385,377	7.2%	49,250,000	50,698,251	50,345,762	6.9%
Arizona	31,000,000	31,296,394	31,296,394	4.5%	31,000,000	31,276,468	31,276,468	4.3%
North Carolina	21,476,465	21,578,080	21,627,967	3.1%	43,520,028	44,041,162	43,634,806	6.0%
Massachusetts	7,000,000	7,000,000	6,557,811	0.9%	7,000,000	7,000,000	6,638,219	0.9%
Texas	—	—	—	—%	67,625,000	68,142,046	68,142,046	9.4%
Allowance for credit losses	—	(33,128,796)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$528,176,623	500,029,437	503,705,660	72.0%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		1,188,019	1,203,973	0.2%		136,265	147,960	—%
Real estate owned - California		27,603,118	27,603,118	3.9%		40,581,847	52,500,000	7.2%
Real estate owned - Texas		131,703,464	132,087,234	18.9%		—	—	—%
Equity investment in unconsolidated Investments		32,608,994	34,774,900	5.0%		62,498,340	63,161,348	8.7%
Total		$693,133,032	$699,374,885	100.0%		$717,026,625	$726,274,467	100.0%

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

Results of Operations
    The following table presents the comparative results of our operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Investment income
Dividend income	$—	$756,984	$(756,984)	$292,254	$1,515,094	$(1,222,840)
Other operating income	5	15	$(10)	23	26	(3)
Total investment income	5	756,999	(756,994)	292,277	1,515,120	(1,222,843)
Operating expenses
Professional fees	105,069	133,139	(28,070)	316,401	260,199	56,202
Other	935	1,527	(592)	2,393	2,919	(526)
Total operating expenses	106,004	134,666	(28,662)	318,794	263,118	55,676
Net investment (loss) income	(105,999)	622,333	(728,332)	(26,517)	1,252,002	(1,278,519)
Net change in unrealized (depreciation) appreciation on investment	(14,064,801)	3,572,487	(17,637,288)	(15,336,047)	4,591,009	(19,927,056)
Net (decrease) increase in members’ capital resulting from operations	$(14,170,800)	$4,194,820	$(18,365,620)	$(15,362,564)	$5,843,011	$(21,205,575)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both June 30, 2023 and December 31, 2022, through Terra JV we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust.

For the three months ended June 30, 2023 and 2022, we received distributions of $2.8 million and $2.9 million, or $0.19 and $0.19 per share, respectively, from Terra Property Trust, of which none and $0.8 million was recorded as dividend income and $2.8 million and $2.1 million was recorded as return of capital, respectively.

    For the six months ended June 30, 2023 and 2022, we received distributions of $5.6 million and $5.9 million, or $0.38 and $0.39 per share, respectively, from Terra Property Trust, of which $0.3 million and $1.5 million was recorded as dividend income and $5.4 million and $4.3 million was recorded as return of capital, respectively.

For the three months ended June 30, 2023, Terra Property Trust recorded a net loss of $19.2 million, compared to net income of $1.3 million recorded in the same period in 2022. The change in Terra Property Trust’s net income (loss) was primarily due to an increase in real estate operating loss of $13.7 million as a result of an impairment charge of $11.8 million recorded in the second quarter of 2023 to write down the carrying value of the office building to its estimated fair value; an increase in allowance for credit losses of $4.6 million as a result of a decline in the fair value of the collateral of the loans; an increase in equity loss of $3.1 million from RESOF and the joint ventures due to adjustments made to equity income as a result of the dilution in Terra Property Trust’s ownership interest in RESOF as new investors were admitted in 2022 and 2023 and an increase in depreciation and amortization expense, and interest expense recorded by the joint ventures; and prepayment fee income of $1.2 million recognized in 2022 (there was no such prepayment fee income for the three months ended June 30, 2023), partially offset by an increase in net interest income of $2.4 million as a result of an increase in the weighted average principal balance of net loans and an increase in the weighted average coupon rate on net loans due to new loans Terra Property Trust entered into as well as loans acquired in connection with the BDC Merger.

For the six months ended June 30, 2023, Terra Property Trust recorded a net loss of $18.7 million, compared to net income of $0.5 recorded in the same period in 2022. The change in Terra Property Trust’s net income (loss) was primarily due to an increase in real estate operating loss of $13.0 million as a result of an impairment charge of $11.8 million recorded in the second quarter of 2023 to write down the carrying value of the office building to its estimated fair value; an increase in allowance for credit losses of $3.7 million as a result of a decline in the fair value of the collateral of the loans; an increase in equity loss of $5.0 million from RESOF and the joint ventures due to adjustments made to equity income as a result of the dilution in Terra Property Trust’s ownership interest in RESOF as new investors were admitted in 2022 and 2023 and an increase in depreciation and amortization expense, and interest expense recorded by the joint ventures; an increase of $1.4 million in fees paid and operating expenses reimbursed to Terra REIT Advisors, as a result of an increase in total assets under management; and prepayment fee income of $1.2 million recognized in 2022 (there was no such prepayment fee income for the three months ended June 30, 2023), partially offset by an increase in net interest income of $5.3 million as a result of an increase in the weighted average principal balance of net loans and an increase in the weighted average coupon rate on net loans due to new loans Terra Property Trust entered into as well as loans acquired in connection with the BDC Merger.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following table presents a reconciliation of Terra Property Trust’s loan portfolio on a weighted average basis from gross to net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$606,761,243	12.4%	$557,341,571	8.4%
Obligations under participation agreements and secured borrowing	(13,459,586)	17.1%	(85,476,509)	10.5%
Repurchase agreements payable	(147,054,763)	7.0%	(186,274,094)	3.5%
Revolving line of credit	(117,050,294)	8.5%	(61,522,134)	4.0%
Net loans (3)	$329,196,600	16.0%	$224,068,834	13.0%
Senior loans
Gross loans	481,108,382	11.8%	417,597,220	7.2%
Obligations under participation agreements and secured borrowing	—	—%	(37,883,729)	8.1%
Repurchase agreements payable	(147,054,763)	7.0%	(186,274,094)	3.5%
Revolving line of credit	(117,050,294)	8.5%	(61,522,134)	4.0%
Net loans (3)	$217,003,325	16.8%	$131,917,263	13.5%
Subordinated loans (4)
Gross loans	125,652,861	14.3%	139,744,351	12.3%
Obligations under participation agreements	(13,459,586)	17.1%	(47,592,780)	12.5%
Net loans (3)	$112,193,275	14.0%	$92,151,571	12.2%

	Six months ended June 30,
	2023		2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$620,485,639	12.3%	$531,915,282	8.4%
Obligations under participation agreements and secured borrowing	(13,181,738)	17.1%	(82,267,911)	10.5%
Repurchase agreements payable	(157,207,602)	7.0%	(144,128,510)	3.5%
Term loan payable	—	—%	(20,836,327)	5.3%
Revolving line of credit	(107,111,725)	8.5%	(53,252,643)	5.0%
Net loans (3)	$342,984,574	15.7%	$231,429,891	11.8%
Senior loans
Gross loans	489,904,811	11.7%	394,099,125	7.1%
Obligations under participation agreements and secured borrowing	—	—%	(37,026,717)	8.1%
Repurchase agreements payable	(157,207,602)	7.0%	(144,128,510)	3.5%
Term loan payable	—	—%	(20,836,327)	5.3%
Revolving line of credit	(107,111,725)	8.5%	(53,252,643)	5.0%
Net loans (3)	$225,585,484	16.5%	$138,854,928	11.7%
Subordinated loans (4)
Gross loans	130,580,828	14.3%	137,816,157	12.3%
Obligations under participation agreements	(13,181,738)	17.1%	(45,241,194)	12.4%
Net loans (3)	$117,399,090	14.0%	$92,574,963	12.3%
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

For the three and six months June 30, 2023, we recorded a net change on unrealized depreciation on investment of $14.1 million and $15.3 million, respectively, primarily due to a decrease in the fair value of Terra Property Trust’s office building and a decrease in the fair value of a loan in the Terra Property Trust’s loan portfolio.

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

Net (Decrease) Increase in Members’ Capital Resulting from Operations

    For the three and six months ended June 30, 2023 net decrease in members’ capital was $14.2 million and $15.4 million, respectively, as compared to a net increase in members’ capital of $4.2 million and $5.8 million, respectively, for the same periods in 2022.

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

Terra Property Trust expects to fund approximately $35.4 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus 3.85% with a Term SOFR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matured on May 31, 2023. Terra Property Trust has sought to convey its interest in the office building and ground lease in lieu of foreclosure. In connection with the BDC Merger, Terra Property Trust assumed a $25.0 million term loan. This term loan bore interest at an annual rate of 5.625% and was to mature on July 1, 2023. In June 2023, the term loan was amended to extend the maturity date to March 31, 2024 and to increase the rate to a floating rate based on SOFR plus 7.375% with a SOFR floor of 5.0%. In connection with the amendment, total commitment on the term loan was reduced to $15.0 million. Terra Property Trust expects to either maintain sufficient liquidity to repay the facility or refinance the facility. Terra Property Trust’s line of credit with outstanding principal balance of $105.4 million matures on March 12, 2024 and its GS repurchase agreement with outstanding principal balance of $85.4 million matures on February 18, 2024 (see Summary of Financing below). Terra Property Trust expects to extend the maturity of both facilities by another year.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of June 30, 2023:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Mortgage loan payable	N/A	40,250,000	N/A	6.254%	6/6/2028
		$163,750,000
Variable Rate:
Mortgage loan payable	N/A	$27,603,118	N/A	Term SOFR plus 3.85% with a Term SOFR floor of 2.23%	5/31/2023
Mortgage loan payable	N/A	32,368,367	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	4/9/2027
Term loan	N/A	15,000,000	N/A	SOFR plus 7.375% with a SOFR floor of 5.0%	3/31/2024
Line of credit	$125,000,000	105,448,019	$19,551,981	Term SOFR plus 3.35% with a combined floor of 6.00%	3/12/2024
UBS repurchase agreement	195,000,000	37,450,000	157,550,000	Term SOFR plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	85,382,682	114,617,318	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%	2/18/2024
	$520,000,000	$303,252,186	$291,719,299

Cash Flows Provided by Operating Activities

2023 — For the six months ended June 30, 2023, cash flows provided by operating activities were $5.4 million, primarily due to $5.6 million of dividends received from Terra JV, of which $5.4 million was recorded as a return of capital.

2022 — For the six months ended June 30, 2022, cash flows provided by operating activities were $5.7 million, primarily due to $5.9 million of dividends received from Terra JV, of which $4.3 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2023 — For the six months ended June 30, 2023, cash flows used in financing activities were $5.5 million, related to distributions paid to members of $5.5 million.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Origination and extension fee expense (1)(2)	$343,159	$381,947	$814,607	$1,068,312
Asset management fee	2,105,049	1,640,628	4,102,476	3,128,723
Asset servicing fee	496,374	395,718	966,899	745,047
Operating expenses reimbursed to Terra REIT Advisors	2,120,029	2,140,635	4,297,033	4,069,198
Disposition fee (3)	917,750	479,500	1,208,563	479,500
Total	$5,982,361	$5,038,428	$11,389,578	$9,490,780
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the six months ended June 30, 2023 excluded $0.5 million of origination fees paid to the Terra REIT Advisors in connection with the acquisition of the three industrial buildings in 2023. Amount for the six months ended June 30, 2022 excluded $0.2 million, of origination fees paid to Terra REIT Advisors in connection with its equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of June 30, 2023, Terra Property Trust had two investments with an aggregate principal balance of $16.6 million, net of obligations under participation agreements, that provide for interest income at an annual rate of LIBOR plus a spread, six of which are subject to a LIBOR floor. A decrease of 100 basis points in LIBOR would decrease Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.2 million, and an increase of 100 basis points in LIBOR would increase Terra Property Trust’s annual interest income, net of interest expense on participation agreements, by approximately $0.2 million. Additionally, Terra Property Trust had 16 investments with an aggregate principal balance of $458.6 million that provide for interest income at an annual rate of SOFR or Term SOFR plus a spread, 15 of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease Terra Property Trust’s annual interest income by $4.9 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $5.0 million.

    Additionally, as of June 30, 2023, Terra Property Trust had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus a spread that is collateralized by an office building; $32.4 million of borrowings outstanding under another mortgage loan payable that bear interest an annual rate of Term SOFR plus a spread that is collateralized by three industrial buildings; a revolving line of credit with an outstanding balance of $105.4 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $165.6 million of first mortgages; a repurchase agreement with an outstanding balance of $37.5 million that bears interest at an annual rate of LIBOR or Term SOFR, as applicable, plus a spread that is collateralized by $51.1 million of first mortgages; another repurchase agreement with an outstanding balance of $85.4 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $120.1 million of first mortgages; and a $15.0 million of term loan that bears interest at an annual rate of SOFR plus a spread of 7.375% with a SOFR floor of 5.0%. A decrease of 100 basis points in LIBOR and Term SOFR would decrease Terra Property Trust’s annual interest expense by approximately $2.9 million, and an increase of 100 basis points in LIBOR and Term SOFR would increase our annual interest expense by approximately $3.0 million.

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

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and six months ended June 30, 2023 and 2022, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we, Terra Property Trust, Terra JV and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of Terra Property Trust’s rights under contracts with its portfolio companies. Additionally, as of June 30, 2023, Terra Property Trust owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra Property Trust is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. Terra Property Trust believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Terra Property Trust’s position has prevailed in all three of the prior arbitrations to reset the ground rent. Terra Property Trust intends vigorously to pursue the litigation. While Terra Property Trust believes its arguments will likely prevail, the outcome of the legal proceeding cannot be predicted with certainty. If the landlord prevails, the future rent reset determinations could result in significantly higher ground rent, which would likely result in a significant diminution in the value of Terra Property Trust’s interest in the ground lease and the office building.

On July 7, 2023, Centennial Bank filed a complaint for breach of guaranty against Terra Property Trust in the United States District Court, Southern District of New York (SDNY). The complaint relates to a loan made by Centennial Bank to Terra Ocean Ave., LLC (“Terra Ocean”), and alleges that Centennial Bank allegedly made a mistake in July 2021, in demanding a prepayment of $11.3 million instead of $28.5 million with respect to the loan, and that Terra Property Trust, as guarantor in certain limited respects, must now pay the difference (i.e. $17.2 million) plus interest and attorneys’ fees and costs. Centennial Bank’s now alleges that its mistake in determining the prepayment amount was caused by the wrongful failure to disclose the then-current status of the Lease Litigation by Terra Ocean and/or Terra Property Trust. On July 24, 2023, Terra Property Trust, through counsel appeared in the action. Although the action is in its initial stages, Terra Property Trust is seeking a dismissal of the complaint at the pleading stage and, if not successful, is prepared to vigorously defend itself through trial. Terra Property Trust believes the claim by Centennial Bank is without merit.

Also on July 17, 2023, Centennial Bank filed a complaint against Terra Ocean for: (i) Breach of Contract; (ii) Judicial Foreclosure and Deficiency Judgment; and (iii) Specific Performance and Appointment of Receiver in the Superior Court of the State of California, County of Los Angeles. Centennial Bank seeks to foreclose on the deed of trust encumbering the tenant’s interest in the above-mentioned multi-tenant office building and ground lease. In the complaint, Centennial Bank alleges that its loan to Terra Ocean is in default and the outstanding principal amount of the loan is $27.6 million as of the filing of the complaint. Prior to Centennial Bank filing its complaints against Terra Property Trust and Terra Ocean, Terra Ocean sought to convey its interest in the ground lease in lieu of foreclosure. Terra Ocean is in the process of preparing an appropriate response to Centennial Bank’s claims in this action.

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

Date: August 11, 2023

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