Form 10-Q
period 2023-09-30
Terra Secured Income Fund 5, LLC
filed 2023-11-15
CIK 1581874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2023, the registrant had 6,622.2 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Terra Secured Income Fund 5, LLC
Statements of Financial Condition

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Equity investment in Terra JV, LLC at fair value (cost of $206,891,841 and $215,070,522, respectively)	$174,382,254	$210,008,457
Cash and cash equivalents	104,176	102,256
Other assets	11,671	40,434
Total assets	$174,498,101	$210,151,147

Liabilities and Members’ Capital
Liabilities
Accounts payable and accrued expenses	$393,628	$161,088
Total liabilities	393,628	161,088
Commitments and contingencies (Note 5)
Members’ capital:
Managing member	—	—
Non-managing members	174,104,473	209,990,059
Total members’ capital	174,104,473	209,990,059
Total liabilities and members’ capital	$174,498,101	$210,151,147
Net asset value per unit	$26,291	$31,710

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
Dividend income	$—	$3,054,348	$292,254	$4,569,442
Other operating income	6	19	29	45
Total investment income	6	3,054,367	292,283	4,569,487
Operating expenses
Professional fees	214,463	121,588	530,864	381,787
Other	2,277	1,099	4,670	4,018
Total operating expenses	216,740	122,687	535,534	385,805
Net investment (loss) income	(216,734)	2,931,680	(243,251)	4,183,682
Net change in unrealized (depreciation) appreciation on investment	(12,111,475)	775,976	(27,447,522)	5,366,985
Net (decrease) increase in members’ capital resulting from operations	$(12,328,209)	$3,707,656	$(27,690,773)	$9,550,667
Per unit data:
Net investment (loss) income per unit	$(33)	$443	$(37)	$631
Net (decrease) increase in members’ capital resulting from operations per unit	$(1,862)	$560	$(4,182)	$1,441
Weighted average units outstanding	6,622.2	6,624.3	6,622.2	6,629.4

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Changes in Members’ Capital
(Unaudited)

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2023	$—	$209,990,059	$209,990,059
Capital distributions	—	(2,731,607)	(2,731,607)
Decrease in members’ capital resulting from operations:
Net investment income	—	79,482	79,482
Net change in unrealized depreciation on investment	—	(1,271,246)	(1,271,246)
Net decrease in members’ capital resulting from operations	—	(1,191,764)	(1,191,764)
Balance, March 31, 2023	—	206,066,688	206,066,688
Capital distributions	—	(2,731,603)	(2,731,603)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(105,999)	(105,999)
Net change in unrealized depreciation on investment	—	(14,064,801)	(14,064,801)
Net decrease in members’ capital resulting from operations	—	(14,170,800)	(14,170,800)
Balance, June 30, 2023	—	189,164,285	189,164,285
Capital distributions	—	(2,731,603)	(2,731,603)
Decrease in members’ capital resulting from operations:
Net investment loss	—	(216,734)	(216,734)
Net change in unrealized depreciation on investment	—	(12,111,475)	(12,111,475)
Net decrease in members’ capital resulting from operations	—	(12,328,209)	(12,328,209)
Balance, September 30, 2023	$—	$174,104,473	$174,104,473

	Managing Member	Non-Managing Members	Total
Balance, January 1, 2022	$—	$218,076,577	$218,076,577
Capital distributions	—	(2,979,044)	(2,979,044)
Increase in members’ capital resulting from operations:
Net investment income	—	629,669	629,669
Net change in unrealized appreciation on investment	—	1,018,522	1,018,522
Net increase in members’ capital resulting from operations	—	1,648,191	1,648,191
Balance, March 31, 2022	—	216,745,724	216,745,724
Capital distributions	—	(2,813,249)	(2,813,249)
Capital redemptions	—	(400,728)	(400,728)
Increase in members’ capital resulting from operations:
Net investment income	—	622,333	622,333
Net change in unrealized appreciation on investment	—	3,572,487	3,572,487
Net increase in members’ capital resulting from operations	—	4,194,820	4,194,820
Balance, June 30, 2022	—	217,726,567	217,726,567
Capital distributions	—	(2,732,380)	(2,732,380)
Capital redemptions	—	(33,228)	(33,228)
Increase in members’ capital resulting from operations:
Net investment income	—	2,931,680	2,931,680
Net change in unrealized appreciation on investment	—	775,976	775,976
Net increase in members’ capital resulting from operations	—	3,707,656	3,707,656
Balance, September 30, 2022	$—	$218,668,615	$218,668,615
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (decrease) increase in members’ capital resulting from operations	$(27,690,773)	$9,550,667
Adjustments to reconcile net (decrease) increase in members’ capital resulting from operations to net cash provided by operating activities:
Return of capital on investment	8,178,681	4,109,515
Net change in unrealized depreciation (appreciation) on investment	27,447,522	(5,366,985)
Changes in operating assets and liabilities:
Decrease in other assets	28,763	22,755
Increase in accounts payable and accrued expenses	232,540	23,372
Net cash provided by operating activities	8,196,733	8,339,324

Cash flows from financing activities:
Distributions paid	(8,194,813)	(8,524,673)
Payment for capital redemptions	—	(433,956)
Net cash used in financing activities	(8,194,813)	(8,958,629)

Net increase (decrease) in cash and cash equivalents	1,920	(619,305)
Cash and cash equivalents at beginning of period	102,256	836,052
Cash and cash equivalents at end of period	$104,176	$216,747

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment
September 30, 2023 (Unaudited) and December 31, 2022

Terra Secured Income Fund 5, LLC (the “Company”) invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust, Inc. (“Terra Property Trust”), an affiliate, through its parent, Terra JV, LLC (“Terra JV”). As of both September 30, 2023 and December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Secured Income Fund 7, LLC (“Terra Fund 7”) owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4). Accordingly, as of both September 30, 2023 and December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. Additionally, as of both September 30, 2023 and December 31, 2022, Terra JV was jointly-controlled by the Company and Terra Fund 7.

    The following table presents a summary of the Company’s investment as of September 30, 2023 and December 31, 2022:

		Percentage Interest	September 30, 2023			December 31, 2022
Investment	Date Acquired		Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
Terra JV, LLC	3/2/2020	87.6%	$206,891,841	$174,382,254	100.2%	$215,070,522	$210,008,457	100.0%
The following table presents a schedule of loans held for investment by Terra Property Trust at 100% and the Company’s pro-rata share of the fair value at September 30, 2023:

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
Mezzanine loans:
150 Blackstone River Road, LLC	US - MA	Industrial	8.5%	8.5%	—%	9/21/2017	9/6/2027	$7,000,000	$7,000,000	$6,551,881	$4,016,303	2.3%
610 Walnut Investors LLC (4)(5)(6)	US - CA	Office	Term SOFR + 12.0% (2.0% Floor)	17.3%	1.0%	8/30/2022	9/7/2024	20,837,483	20,840,888	2,500,000	1,532,500	0.9%
Dwight Mezz II, LLC	US - CA	Student housing	11.0%	11.0%	—%	5/11/2017	5/6/2027	3,000,000	2,930,570	2,888,341	1,770,553	1.0%
UNJ Sole Member, LLC (7)	US - CA	Mixed-use	Term SOFR + 10.15% (4.85% Floor)	15.5%	1.0%	11/24/2021	6/1/2027	7,444,357	7,486,595	7,468,634	4,578,273	2.6%
								38,281,840	38,258,053	19,408,856	11,897,629	6.8%
Preferred equity investments:
370 Lex Part Deux, LLC (8)	US - NY	Office	Term SOFR + 8.36% (2.44% Floor)	13.7%	—%	12/17/2018	7/9/2022	70,026,792	70,026,792	53,720,101	32,930,422	18.9%
Ann Street JV LLC	US - GA	Multifamily	14.0%	14.0%	1.0%	11/12/2021	6/7/2024	16,937,178	17,242,715	16,865,020	10,338,257	5.9%
Asano Bankers Hill, LLC	US - CA	Mixed-use	SOFR + 15.0% (0.25% Floor)	20.3%	1.0%	2/2/2022	2/5/2025	18,567,296	18,888,483	19,082,864	11,697,796	6.7%
REEC Harlem Holdings Company, LLC (9)	US - NY	Mixed-use	LIBOR + 12.5%	17.9%	—%	3/9/2018	3/9/2023	15,258,233	15,258,233	190,580	116,826	0.1%
RS JZ Driggs, LLC (10)	US - NY	Multifamily	12.3%	12.3%	1.0%	5/1/2018	1/1/2021	5,162,030	5,162,030	5,162,030	3,164,324	1.8%
								125,951,529	126,578,253	95,020,595	58,247,625	33.4%
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2023 (Unaudited) and December 31, 2022

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2023 (Continued):

Portfolio Company	Collateral Location	Property Type	Coupon Rate	Current Interest Rate	Exit Fee	Acquisition Date	Maturity Date	Principal Amount	Amortized Cost	Fair Value (1)	Pro Rata Fair Value (2)	% (3)
Loans held for investment:
First mortgages:
14th & Alice Street Owner, LLC (11)	US - CA	Multifamily	LIBOR + 4.0% (0.25% Floor)	9.4%	2.0%	10/15/2021	4/15/2023	$1,364,944	$1,364,944	$—	$—	—%
1389 Peachtree St, LP; 1401 Peachtree St, LP; 1409 Peachtree St, LP (12) (13)	US - GA	Office	Term SOFR + 4.61%	9.9%	0.5%	2/22/2019	8/10/2023	58,695,313	58,695,313	50,900,000	31,201,700	17.9%
AGRE DCP Palm Springs, LLC (13)	US - CA	Hotel - full/ select service	Term SOFR +5.1% (1.8% Floor)	10.4%	1.5%	12/12/2019	1/1/2024	43,222,382	43,861,312	43,549,187	26,695,652	15.3%
AARSHW Property LLC (15)	US - NJ	Industrial	SOFR +7.5% (0.15% Floor)	12.8%	0.9%	3/7/2022	8/17/2024	59,571,495	60,125,625	60,189,698	36,896,285	21.2%
AAESUF Property LLC (14)	US - NJ	Land	SOFR + 11.95% (0.05% Floor)	17.3%	5%-10%	3/15/2022	3/1/2024	20,913,555	21,885,747	22,014,438	13,494,850	7.8%
American Gilsonite Company	US - UT	Infrastructure	14.0%	14.0%	1.0%	8/31/2021	8/31/2024	21,250,000	21,436,716	21,304,430	13,059,616	7.5%
Fourth Street's Kingswood, LLC (14)(16)	US - WA	Multifamily	Term SOFR + 7.75% (4.25% Floor)	13.1%	1.0%	3/24/2023	3/24/2026	8,124,966	7,904,530	8,183,410	5,016,430	2.9%
Grandview’s Remington Place, LLC (17)	US - WA	Multifamily	Term SOFR + 4.45% (0.05% Floor)	9.8%	0.5%	4/22/2022	4/22/2024	23,100,000	23,206,471	23,235,030	14,243,073	8.2%
Hillsborough Owners LLC (13)	US - NC	Mixed-use	Term SOFR + 8.1% (0.25% Floor)	13.4%	1.0%	10/27/2021	11/1/2023	21,826,479	21,926,266	21,977,570	13,472,250	7.7%
Mesa AZ Industrial Owner, LLC (7)(14)	US - AZ	Land	Term SOFR + 12.7% (2.3% Floor)	18.0%	1.0%	9/15/2022	3/14/2024	31,000,000	31,283,132	31,400,030	19,248,218	11.1%
NB Factory TIC 1, LLC (17)	US - UT	Student housing	Term SOFR + 5.0% (0.25% Floor)	10.3%	3.3%	8/16/2021	3/5/2024	28,000,000	28,863,816	28,918,363	17,726,957	10.2%
Patrick Henry Recovery Acquisition, LLC (13)	US - CA	Office	Term SOFR +3.06% (1.5% Floor)	8.4%	0.3%	11/25/2019	12/1/2023	18,000,000	18,044,070	17,980,843	11,022,257	6.3%
University Park Berkeley, LLC (14)	US - CA	Multifamily	Term SOFR + 5.50% (4.00% Floor)	10.8%	1.0%	3/30/2023	10/5/2024	27,494,267	27,826,630	27,790,936	17,035,844	9.8%
								362,563,401	366,424,572	357,443,935	219,113,132	125.9%
Total gross loans held for investment								526,796,770	531,260,878	471,873,386	289,258,386	166.1%
Allowance for credit losses								—	(60,578,587)	—	—	—%
Net loans held for investment								$526,796,770	$470,682,291	$471,873,386	$289,258,386	166.1%

See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2023 (Unaudited) and December 31, 2022

Terra Property Trust’s Schedule of Loans Held for Investment as of September 30, 2023 (Continued):

Operating real estate:
Description	Acquisition Date	Fair Value of Real Estate (1)	Encumbrance	Net Investment	Pro Rata Net Investment (2)	% (3)(19)
Multi-tenant office building in Santa Monica, CA (18)	7/30/2018	$27,004,389	$27,603,118	$(598,729)	$(367,021)	(0.2)%
Industrial buildings in Dallas/Fort Worth, TX	3/24/2023	48,992,786	32,999,135	15,993,651	9,804,108	5.6%
Industrial buildings in Dallas/Fort Worth, TX	5/25/2023	83,455,322	40,250,000	43,205,322	26,484,862	15.2%
		$159,452,497	$100,852,253	$58,600,244	$35,921,949	20.6%

Portfolio Company	Dividend Yield	Acquisition Date	Maturity Date	Shares	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Marketable securities (20):
Corporate Bonds
Terra Property Trust, Inc. Corporate Bonds	6.0%	Various	6/30/2026	63,367	$1,188,019	$1,241,993	$761,342	0.4%
Common Stock
AG Mortgage Investment Trust, Inc. (21)	14.5%	Various	N/A	1,047,297	6,853,457	5,812,498	3,563,061	2.0%
				1,110,664	$8,041,476	$7,054,491	$4,324,403	2.4%

Equity investments:
Portfolio Company	Ownership Interest	Cost	Fair Value	Pro Rata Fair Value (2)	% (3)
Mavik Real Estate Special Opportunities Fund, LP - limited partnership interest (22)	14.9%	$18,320,383	$17,871,948	$10,955,504	6.3%
LEL Arlington JV LLC - limited liability member units (23)	27.2%	6,431,784	7,472,700	4,580,765	2.6%
LEL NW 49th JV LLC - limited liability member units (23)	27.2%	1,653,527	2,516,474	1,542,598	0.9%
TCG Corinthian FL Portfolio JV LLC (23)	34.0%	6,108,226	7,050,469	4,321,937	2.5%
		$32,513,920	$34,911,591	$21,400,804	12.3%
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
(3)Percentage is based on the Company’s pro rata share of the fair value or net investment value over the Company’s total members’ capital of $174.1 million at September 30, 2023.
(4)Terra Property Trust sold a portion of its interest in this loan to a third party through a participation agreement. In September 2023, the third party conveyed its interest in the obligation under participation agreements to Terra Property Trust and Terra Property Trust recognized a gain on debt extinguishment of $14.1 million.
(5)The loan participations from Terra Property Trust do not qualify for sale accounting and therefore, the gross amount of these loans remain in Terra Property Trust’s consolidated balance sheets.

(6)Terra Property Trust does not expect to collect all amounts due for both principal and interest according to the contractual terms of this loan; therefore, this loan is considered nonperforming. For both the three and nine months ended September 30, 2023, Terra Property Trust suspended interest income accrual of $0.6 million on this loan because recovery of such income was doubtful. As of September 30, 2023, Terra Property Trust recorded an allowance for credit losses of $18.3 million on the loan.
(7)Terra Property Trust purchased a portion of the interest in this loan from Mavik Real Estate Special Opportunities Fund REIT, LLC, a related-party real estate investment trust managed by Terra REIT Advisors, via a participation agreement.
(8)This loan is currently in maturity default. For the three and nine months ended September 30, 2023, Terra Property Trust suspended interest income accrual of $2.7 million and $7.5 million, respectively, on this loan because recovery of such income was doubtful. As of September 30, 2023, Terra Property Trust recorded an allowance for credit losses of $16.3 million on the loan as a result of a decline in the fair value of the collateral.
(9)This loan is currently in maturity default. For the three and nine months ended September 30, 2023, Terra Property Trust suspended interest income accrual of $1.0 million and $2.9 million, respectively, on this loan because recovery of such income was doubtful. As of September 30, 2023, Terra Property Trust recorded an allowance for credit losses of $15.1 million on the loan.
(10)This loan is in maturity default. Terra Property Trust initiated a litigation to seek full repayment of the loan from the sponsor. For the three and nine months ended September 30, 2023, Terra Property Trust suspended interest income accrual of $0.3 million and $0.8 million, respectively, on this loan because recovery of such income was doubtful.
(11)Terra Property Trust does not anticipate a full recovery of the remaining principal balance, as such, the loan is fully reserved.
(12)This loan is currently in maturity default. For both the three and nine months ended September 30, 2023, Terra Property Trust suspended interest income accrual of $0.8 million on this loan because recovery of such income was doubtful. Additionally, the fair value of the loan declined as a result of a decline in the fair value of the collateral. As of September 30, 2023, Terra Property Trust recorded an allowance for credit losses of $7.8 million on the loan as a result of a decline in the fair value of the collateral.
(13)These loans were used as collateral for $75.5 million of borrowings under a repurchase agreement.
(14)These loans were used as collateral for $50.4 million of borrowings under a revolving line of credit.
(15)Amount included $4.0 million of incremental borrowing that bears interest at an annual rate of 20.0% until certain conditions are met, at which time the interest rate will be the same as the original loan. This loan was used as collateral for $37.0 million of borrowings under a promissory note payable.
(16)Terra Property Trust is committed to fund up to $39.0 million of first mortgage as well as $3.0 million of subordinated loan. The subordinated loan bears interest at an annual rate of Term SOFR plus 12.0% with a Term SOFR floor of 4.25%.
(17)These loans were used as collateral for $37.5 million of borrowings under a repurchase agreement.
(18) Terra Property Trust acquired this property through foreclosure of a $54.0 million first mortgage. In October 2023, Terra Property Trust conveyed its interest in the property to the lender by deed-in-lieu of foreclosure and the mortgage loan encumbered by the property was effectively extinguished. Additionally, during the nine months ended September 30, 2023, Terra Property Trust recognized an impairment charge of $11.8 million to reduce the carrying value of the real estate property to its estimated fair value.
(19)Percentage is based on Terra Property Trust’s net exposure on the property (real estate owned less encumbrance).
(20)From time to time, Terra Property Trust may invest in short-term debt and equity securities. These securities are comprised of shares of common and preferred stock and bonds.
(21)On July 25, 2023, Terra Property Trust disclosed that it acquired approximately 5.2% of the outstanding shares of common stock of AG Mortgage Investment Trust, Inc. (“MITT”) as of July 24, 2023, making it the second-largest stockholder of MITT. The Schedule 13D filed by Terra Property Trust on July 25, 2023 disclosed that Terra Property Trust believed that MITT was undervalued and that Terra Property Trust intended to consider all options to unlock this value in a constructive manner for its stockholders.
(22)On August 3, 2020, Terra Property Trust entered into a subscription agreement with Mavik Real Estate Special Opportunities Fund, LP (“RESOF”) whereby Terra Property Trust committed to fund up to $50.0 million to purchase a limited partnership interest in RESOF. RESOF’s primary investment objective is to generate attractive risk-adjusted returns by purchasing performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. As of September 30, 2023, the unfunded commitment was $37.4 million.
(23)As of September 30, 2023, Terra Property Trust beneficially owned equity interest in three joint ventures that invest in real estate properties.
See notes to unaudited financial statements.

Terra Secured Income Fund 5, LLC
Schedule of Investment (Continued)
September 30, 2023 (Unaudited) and December 31, 2022

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
September 30, 2023 (Unaudited) and December 31, 2022

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
September 30, 2023 (Unaudited) and December 31, 2022
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
September 30, 2023

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

Notes to Unaudited Financial Statements

that WMC’s board of directors intended to terminate the WMC Merger Agreement unless WMC received a revised proposal from Terra Property Trust by a specified deadline such that WMC’s board of directors determined that MITT’s proposal was no longer a “Parent Superior Proposal.”

On August 8, 2023, WMC terminated the WMC Merger Agreement pursuant to its terms (the “Termination”), and Terra Property Trust was paid a termination fee of $3.0 million. The termination fee was used to pay the professional fees incurred in connection with contemplated merger. Upon the Termination, the amended and restated management agreement Terra Property Trust entered into with WMC and Terra REIT Advisors on June 27, 2023, terminated in accordance with its terms. Terra Property Trust continues to be managed by Terra REIT Advisors pursuant to the terms of the existing Management Agreement between Terra Property Trust and Terra REIT Advisors.

As of September 30, 2023, Terra JV, former shareholders of Terra BDC and Terra Offshore REIT held 70.0%, 19.9% and 10.1% of the issued and outstanding shares of Terra Property Trust’s common stock, respectively, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV (Note 4). Accordingly, as of September 30, 2023, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV. The Company does not consolidate Terra JV because the Company and Terra Fund 7 share joint approval rights with respect to certain major decisions that are taken by Terra JV and Terra Property Trust (Note 4).

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

Notes to Unaudited Financial Statements

Income Taxes

    No provision for U.S. federal and state income taxes has been made in the accompanying financial statements, as individual members are responsible for their proportionate share of the Company’s taxable income. The Company, however, may be liable for New York City Unincorporated Business Tax (the “NYC UBT”) and similar taxes of various other municipalities. New York City imposes the NYC UBT at a statutory rate of 4% on net income generated from ordinary business activities carried on in New York City. For the three and nine months ended September 30, 2023 and 2022, none of the Company’s income was subject to the NYC UBT.

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Such deferred tax assets and liabilities were not material.

    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any interest or penalties. Although the Company files federal and state tax returns, its primary tax jurisdiction is federal. The Company’s 2020-2022 federal tax years remain subject to examination by the Internal Revenue Service.

Recent Accounting Pronouncement

London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021, which was subsequently delayed to June 30, 2023. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition (“ASU 2021-01”). As of September 30, 2023, all of Terra Property Trust’s floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Note 3. Investment and Fair Value

Equity Investment in Terra JV

The Company invested substantially all of its equity capital in the purchase of shares of common stock of Terra Property Trust. As of both September 30, 2023 and December 31, 2022, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock, and the Company and Terra Fund 7 owned an 87.6% and 12.4% percentage interest, respectively, in Terra JV, and Terra JV became the Company’s only investment (Note 4).

The following tables present a summary of the Company’s investment at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Investment	Cost	Fair Value	% of Members’ Capital	Cost	Fair Value	% of Members’ Capital
87.6% interest in Terra JV, LLC	$206,891,841	$174,382,254	100.2%	$215,070,522	$210,008,457	100.0%

For the three months ended September 30, 2023 and 2022, the Company received $2.8 million and $2.8 million of distributions from Terra JV, of which $2.8 million and none million were returns of capital, respectively. For the nine months ended September 30, 2023 and 2022, the Company received $8.5 million and $8.7 million of distributions from Terra JV, of which $8.2 million and $4.1 million were returns of capital, respectively.

Notes to Unaudited Financial Statements

        As of both September 30, 2023 and December 31, 2022, the Company indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust (Note 4). The following tables present the summarized financial information of Terra Property Trust:

	September 30, 2023	December 31, 2022
Carrying value of loans held for investment	$470,682,291	$626,490,767
Equity investment in unconsolidated investments	32,513,920	62,498,340
Real estate owned, net	173,769,634	49,228,687
Cash, cash equivalent and restricted cash	29,555,848	36,469,592
Other assets	49,849,487	38,649,506
Total assets	756,371,180	813,336,892
Term loan payable, unsecured notes payable, obligations under participation agreements, repurchase agreement payable, mortgage loan payable, revolving line of credit and note payable	(431,441,619)	(442,811,751)
Accounts payable, accrued expenses and other liabilities	(41,895,570)	(39,996,127)
Lease intangible liabilities	(16,014,692)	(8,646,840)
Total liabilities	(489,351,881)	(491,454,718)
Total equity	$267,019,299	$321,882,174

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$17,109,571	$13,663,166	$52,894,197	$40,463,549
Expenses	(47,560,593)	(22,838,781)	(99,870,795)	(51,785,717)
Equity income (loss) from unconsolidated investments	41,839	1,483,846	(2,154,955)	4,267,513
Other gains (losses)	12,931,485	799,827	12,964,269	697,260
Net loss	$(17,477,698)	$(6,891,942)	$(36,167,284)	$(6,357,395)

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

Assets and Liabilities Reported at Fair Value

    The following tables summarize the Company’s equity investment at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$174,382,254	$174,382,254

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Investment:
Equity investment in Terra JV	$—	$—	$210,008,457	$210,008,457

    Changes in Level 3 investment for the nine months ended September 30, 2023 and 2022 were as follows:

	Equity Investment in Terra JV
	Nine Months Ended September 30,
	2023	2022
Beginning balance	$210,008,457	$217,324,720
Return of capital	(8,178,681)	(4,109,515)
Net change in unrealized (depreciation) appreciation on investment	(27,447,522)	5,366,985
Ending balance	$174,382,254	$218,582,190
Net change in unrealized (depreciation) appreciation on investment for the period relating to those Level 3 assets that were still held by the Company	$(27,447,522)	$5,366,985

    Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur. For the nine months ended September 30, 2023 and 2022, there were no transfers.

The Company estimated that its other financial assets and liabilities had fair values that approximated their carrying values at September 30, 2023 and December 31, 2022 due to their short-term nature.

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
The following tables summarize the valuation techniques and significant unobservable inputs used by the Company to value the Level 3 investments as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead identify the significant unobservable inputs relevant to the determination of fair values.

	Fair Value	Primary Valuation Technique	Unobservable Inputs	September 30, 2023
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$174,382,254	Discounted cash flow (1)(2)	Discount rate (1)(2)	6.18%	19.78%	23.78%

	Fair Value	Primary Valuation Technique	Unobservable Inputs	December 31, 2022
Asset Category				Minimum	Maximum	Weighted Average
Assets:
Equity investment in Terra JV	$210,008,457	Discounted cash flow (1)(2)	Discount rate (1)(2)	5.22%	18.51%	16.80%
_______________
(1)Discounted cash flows and discount rates applied to Terra Property Trust’s assets and liabilities.
(2)As of September 30, 2023, the fair value of Terra Property Trust’s investment in an office building was determined using the discounted cash flow method with discount rate of 8.50%. As of December 31, 2022, the fair value of the office building was determined using direct capitalization method with capitalization rate ranges from 6.00% to 6.25% and December 31, 2022. The fair value of Terra Property Trust’s investment in eight industrial buildings are based on the purchase price.

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

Dividend Income

    As discussed in Note 3, for the three months ended September 30, 2023 and 2022, the Company received $2.8 million and $2.8 million of distributions from Terra JV, of which $2.8 million and none were returns of capital, respectively. For the nine months ended September 30, 2023 and 2022, the Company received $8.5 million and $8.7 million of distributions from Terra JV, of which $8.2 million and $4.1 million were returns of capital, respectively.

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

Note 6. Members’ Capital

    As of both September 30, 2023 and December 31, 2022, the Company had 6,622.2 units outstanding. The net asset value per unit was $26,291 and $31,710 as of September 30, 2023 and December 31, 2022, respectively.

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

For the three months ended September 30, 2023 and 2022, the Company made total distributions to non-managing members of $2.7 million and $2.7 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company made total distributions to non-managing members of $8.2 million and $8.5 million, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company did not accrue or make any carried interest distributions to the Manager.

Notes to Unaudited Financial Statements

Capital Redemptions

    At the discretion of the Manager, a reserve of 5% of cash from operations may be established in order to repurchase units from non-managing members. The Manager is under no obligation to redeem non-managing members’ units. As of September 30, 2023 and December 31, 2022, no such reserve was established. For the three and nine months ended September 30, 2023, the Company did not redeem any units. For the three and nine months ended September 30, 2022, the Company redeemed 1.0 units and 13.2 units for $0.03 million and $0.4 million, respectively.

Allocation of Income (Loss)

    Profits and losses are allocated to the members in proportion to the units held in a given calendar year.

Note 7. Financial Highlights

    The financial highlights represent the per unit operating performance, return and ratios for the non-managing members’ class, taken as a whole, for the nine months ended September 30, 2023 and 2022. These financial highlights consist of the operating performance, the internal rate of return (“IRR”) since inception of the Company, and the expense and net investment income ratios which are annualized except for the non-recurring expenses.

    The IRR, net of all fees and carried interest (if any), is computed based on actual dates of the cash inflows (capital contributions), outflows (capital distributions), and the ending capital at the end of the respective period (residual value) of the non-managing members’ capital account.

    The following summarizes the Company’s financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Per unit operating performance:
Net asset value per unit, beginning of period	$31,710	$32,860
(Decrease) increase in members’ capital from operations (1):
Net investment (loss) income	(37)	631
Net change in unrealized (depreciation) appreciation on investment	(4,145)	810
Total (decrease) increase in members’ capital from operations	(4,182)	1,441
Distributions to members (2):
Capital distributions	(1,237)	(1,286)
Net decrease in members’ capital resulting from distributions	(1,237)	(1,286)
Net asset value per unit, end of period	$26,291	$33,015

Ratios to average net assets:
Expenses	0.37%	0.24%
Net investment (loss) income	(0.17)%	2.56%

IRR, beginning of period	4.65%	4.91%
IRR, end of period	3.16%	5.03%
._______________
(1)The per unit data was derived by using the weighted average units outstanding during the applicable periods, which were 6,622.2 and 6,629.4 for the nine months ended September 30, 2023 and 2022.
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

•liquidity transactions that may be available to us or our subsidiaries or affiliates in the future, including a liquidation of assets, a sale of our company or its subsidiaries or affiliates, or a strategic business combination, a listing of the shares of common stock of Terra Property Trust on a national securities exchange, an amendment of Terra Property Trust’s charter to incorporate certain provisions generally required by state securities regulators in interpreting and applying the terms of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (the “NASAA REIT Guidelines”) to allow Terra Property Trust to publicly sell unlisted shares (provided that such NASAA REIT Guidelines-based provisions would only take effect when a registration statement related to the publicly offered unlisted shares is declared effective), or an adoption of a share repurchase plan, in each case, which may include the distribution of our common stock of Terra Property Trust indirectly owned by our company and certain other fund vehicles managed by Terra Capital Partners or its affiliates to the ultimate investors in these vehicles, and the timing of any such transactions;

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

    On March 2, 2020, Terra Fund 1, Terra Fund 2 and Terra Fund 3 merged with and into Terra Fund 4, with Terra Fund 4 continuing as the surviving company (the “Terra Fund Merger”), and we consolidated our holdings of shares of common stock of Terra Property Trust in Terra Fund 4. Subsequent to the Terra Fund Merger, the legal name of Terra Fund 4 was changed to Terra JV, LLC. On March 2, 2020, Terra Property Trust engaged in a series of transactions pursuant to which Terra Property Trust issued an aggregate of 4,574,470.35 shares of its common stock in exchange for the settlement of an aggregate of $49.8 million of participation interests in loans that Terra Property Trust owned, cash of $25.5 million and other working capital. Following the consummation of the BDC Merger (as defined below) and as of December 31, 2022, former Terra BDC stockholders owned approximately 19.9% of Terra Property Trust’s common equity, Terra JV held 70.0% of the issued and outstanding shares of Terra Property Trust’s common stock with the remainder of 10.1% held by Terra Offshore REIT; and we and Terra Fund 7 owned an 87.6% and 12.4% interest, respectively, in Terra JV. Accordingly, as of September 30, 2023, we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust through Terra JV.

    As previously disclosed, we continue to explore alternative liquidity transactions on an opportunistic basis to maximize value for our investors. Examples of the alternative liquidity transactions that, depending on market conditions, may be available to us, or our subsidiaries or affiliates, include a listing of our shares of common stock of Terra Property Trust on a national securities exchange, an amendment of Terra Property Trust’s charter to incorporate certain provisions generally required by state securities regulators in interpreting and applying the terms of the NASAA REIT Guidelines to allow Terra Property Trust to publicly sell unlisted shares (provided that such NASAA REIT Guidelines-based provisions would only take effect when a registration statement related to the publicly offered unlisted shares is declared effective), adoption of a share repurchase plan, a liquidation of assets, a sale of our company or its subsidiaries or affiliates or a strategic business combination, in each case, which may include the in-kind distribution of shares of common stock of Terra Property Trust indirectly owned by our company and certain other fund vehicles managed by Terra Capital Partners or its affiliates to the ultimate investors in these vehicles. We cannot provide any assurance that any alternative liquidity transaction will be available to us or, if available, that we will pursue or be successful in completing any such alternative liquidity transaction.

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

On August 8, 2023, WMC terminated the WMC Merger Agreement pursuant to its terms (the “Termination”), and Terra Property Trust was paid a termination fee of $3.0 million. The termination fee was used to pay the professional fees incurred in connection with contemplated merger. Upon the Termination, the amended and restated management agreement Terra Property Trust entered into with WMC and Terra REIT Advisors on June 27, 2023, terminated in accordance with its terms. Terra Property Trust continues to be managed by Terra REIT Advisors pursuant to the terms of the existing Management Agreement between Terra Property Trust and Terra REIT Advisors.

Portfolio Summary

Net Loan Portfolio

The following tables provide a summary of Terra Property Trust’s net loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	5	17	22	—	22
Principal balance	$53,349,208	$473,447,562	$526,796,770	$—	$526,796,770
Amortized cost	53,449,024	417,233,267	470,682,291	—	470,682,291
Fair value	52,771,702	419,101,684	471,873,386	—	471,873,386
Weighted average coupon rate	12.94%	13.05%	13.04%	—%	13.04%
Weighted-average remaining term (years)	1.30	0.48	0.57	—	0.57

	December 31, 2022
	Fixed Rate	Floating Rate (1)(2)(3)	Total Gross Loans	Obligations under Participation Agreements	Total Net Loans
Number of loans	8	23	31	1	31
Principal balance	$90,990,183	$554,805,276	$645,795,459	$12,584,958	$633,210,501
Amortized cost	92,274,998	534,215,769	626,490,767	12,680,594	613,810,173
Fair value	90,729,098	532,416,656	623,145,754	12,680,595	610,465,159
Weighted average coupon rate	13.82%	11.23%	11.59%	16.36%	11.50%
Weighted-average remaining term (years)	1.35	1.10	1.14	1.69	1.13
_______________
(1)These loans pay a coupon rate of London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or forward-looking term rate SOFR (“Term SOFR”) plus a fixed spread. Coupon rates shown were determined using LIBOR of 5.43%, average SOFR of 5.32% and Term SOFR of 5.32% as of September 30, 2023, and LIBOR of 4.39%, average SOFR of 4.06% and Term SOFR of 4.36% as of December 31, 2022, respectively.
(2)As of September 30, 2023 and December 31, 2022, amount included $339.9 million and $413.1 million of senior mortgages used as collateral for $200.3 million and $261.0 million of borrowings under credit facilities, respectively.
(3)As of September 30, 2023 and December 31, 2022, 15 and 21 loans, respectively, were subject to a LIBOR, SOFR, or Term SOFR floor, as applicable.

Real Estate Ownership

In addition to Terra Property Trust’s net loan portfolio, as of September 30, 2023, Terra Property Trust owned eight industrial buildings acquired in 2023 and a multi-tenant office building acquired pursuant to a foreclosure; and as of December 31, 2022, Terra Property Trust owned a multi-tenant office building acquired pursuant to a foreclosure. The real estate and related lease intangible assets and liabilities had a net carrying value of $157.8 million and $40.6 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the mortgage loans payable encumbering the industrial buildings and the multi-tenant office building had an outstanding principal amount of $100.9 million and as of December 31, 2022, the mortgage loans payable encumbering the multi-tenant office building had an outstanding principal amount of $29.3 million.

Equity Investments

Additionally, as of September 30, 2023 and December 31, 2022, Terra Property Trust owned 14.9% and 27.9%, respectively, of equity interest in a limited partnership that invests primarily in performing and non-performing mortgages, loans, mezzanines and other credit instruments supported by underlying commercial real estate assets. Terra Property Trust also beneficially owned equity interests in three joint ventures that invest in real estate properties. In 2022, in connection with a mezzanine loan Terra Property Trust originated, Terra Property Trust entered into a residual profit-sharing arrangement with the borrower. Terra Property Trust accounted for this arrangement as an equity investment. In May 2023, we purchased the underlying assets and the $10 million mezzanine loan was settled in connection with the purchase. As of September 30, 2023 and December 31, 2022, these equity investments had total carrying values of $32.5 million and $62.5 million, respectively.

Portfolio Investment Activity

Net loan Portfolio

    For the three months ended September 30, 2023 and 2022, Terra Property Trust invested $3.9 million and $94.8 million in new and add-on investments and had $16.5 million and $31.6 million of repayments, resulting in net investments of $20.4 million and $63.2 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

For the nine months ended September 30, 2023 and 2022, Terra Property Trust invested $37.1 million and $120.5 million in new and add-on investments and had $29.8 million and $43.5 million of repayments, resulting in net investments of $7.3 million and $77.0 million, respectively. Amounts are net of obligations under participation agreements, secured borrowing, borrowings under the master repurchase agreement, the term loan, the repurchase agreements and the revolving line of credit.

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

	September 30, 2023				December 31, 2022
Investment Structure	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
First mortgages	$362,563,401	$366,424,572	$357,443,935	53.1%	$456,408,889	$461,299,182	$458,085,397	63.1%
Preferred equity investments	125,951,529	126,578,253	95,020,595	14.1%	121,231,434	122,132,177	97,127,877	13.4%
Mezzanine loans	38,281,840	38,258,053	19,408,856	2.9%	26,767,345	26,770,521	26,325,341	3.6%
Credit facility	—	—	—	—%	28,802,833	29,080,183	28,926,544	4.0%
Allowance for credit losses	—	(60,578,587)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$526,796,770	470,682,291	471,873,386	70.1%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		8,041,476	7,054,491	1.0%		136,265	147,960	—%
Real estate owned		157,754,942	159,452,497	23.7%		40,581,847	52,500,000	7.2%
Equity investment in unconsolidated Investments		32,513,920	34,911,590	5.2%		62,498,340	63,161,348	8.7%
Total		$668,992,629	$673,291,964	100.0%		$717,026,625	$726,274,467	100.0%

	September 30, 2023				December 31, 2022
Property Type	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
Office	$167,559,588	$167,607,063	$125,100,944	18.6%	$171,611,750	$172,042,063	$159,780,622	22.0%
Multifamily	82,183,385	82,707,320	81,236,426	12.1%	104,589,464	105,570,432	103,784,913	14.3%
Industrial	66,571,495	67,125,625	66,741,579	9.9%	147,796,164	148,891,742	148,409,441	20.4%
Mixed use	63,096,365	63,559,577	48,719,648	7.2%	64,880,450	65,838,965	52,303,392	7.2%
Infill land	51,913,555	53,168,879	53,414,468	7.9%	48,860,291	49,565,437	49,864,054	6.9%
Hotel - full/select service	43,222,382	43,861,312	43,549,187	6.5%	43,222,382	43,758,804	43,062,933	5.9%
Student housing	31,000,000	31,794,386	31,806,704	4.7%	31,000,000	31,774,261	31,816,276	4.4%
Infrastructure	21,250,000	21,436,716	21,304,430	3.2%	21,250,000	21,840,359	21,443,528	3.0%
Allowance for credit losses	—	(60,578,587)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$526,796,770	470,682,291	471,873,386	70.1%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		8,041,476	7,054,491	1.0%		136,265	147,960	—%
Real estate owned		157,754,942	159,452,497	23.7%		40,581,847	52,500,000	7.2%
Equity investment in unconsolidated investments		32,513,920	34,911,590	5.2%		62,498,340	63,161,348	8.7%
Total		$668,992,629	$673,291,964	100.0%		$717,026,625	$726,274,467	100.0%

	September 30, 2023				December 31, 2022
Geographic Location	Principal Balance	Amortized Cost	Fair Value	% of Total	Principal Balance	Amortized Cost	Fair Value	% of Total
United States
California	$139,930,729	$141,243,492	$121,260,805	17.9%	$151,668,387	$153,158,967	$150,237,383	20.8%
New York	90,447,055	90,447,055	59,072,711	8.8%	91,845,479	91,877,084	67,737,205	9.3%
New Jersey	80,485,050	82,011,372	82,204,136	12.1%	62,228,622	62,958,482	63,290,218	8.7%
Georgia	75,632,491	75,938,028	67,765,020	10.1%	72,401,718	73,101,964	71,971,448	9.9%
Utah	49,250,000	50,300,532	50,222,793	7.5%	49,250,000	50,698,251	50,345,762	6.9%
Washington	31,224,966	31,111,001	31,418,440	4.7%	56,671,267	57,027,639	57,191,604	7.9%
Arizona	31,000,000	31,283,132	31,400,030	4.7%	31,000,000	31,276,468	31,276,468	4.3%
North Carolina	21,826,479	21,926,266	21,977,570	3.3%	43,520,028	44,041,162	43,634,806	6.0%
Massachusetts	7,000,000	7,000,000	6,551,881	1.0%	7,000,000	7,000,000	6,638,219	0.9%
Texas	—	—	—	—%	67,625,000	68,142,046	68,142,046	9.4%
Allowance for credit losses	—	(60,578,587)	—	—%	—	(25,471,890)	—	—%
Total loan investments	$526,796,770	470,682,291	471,873,386	70.1%	$633,210,501	613,810,173	610,465,159	84.1%
Marketable securities		8,041,476	7,054,491	1.0%		136,265	147,960	—%
Real estate owned - California		27,004,389	27,004,389	4.0%		40,581,847	52,500,000	7.2%
Real estate owned - Texas		130,750,553	132,448,108	19.7%		—	—	—%
Equity investment in unconsolidated Investments		32,513,920	34,911,590	5.2%		62,498,340	63,161,348	8.7%
Total		$668,992,629	$673,291,964	100.0%		$717,026,625	$726,274,467	100.0%
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

Results of Operations
    The following table presents the comparative results of our operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Investment income
Dividend income	$—	$3,054,348	$(3,054,348)	$292,254	$4,569,442	$(4,277,188)
Other operating income	6	19	(13)	29	45	(16)
Total investment income	6	3,054,367	(3,054,361)	292,283	4,569,487	(4,277,204)
Operating expenses
Professional fees	214,463	121,588	92,875	530,864	381,787	149,077
Other	2,277	1,099	1,178	4,670	4,018	652
Total operating expenses	216,740	122,687	94,053	535,534	385,805	149,729
Net investment (loss) income	(216,734)	2,931,680	(3,148,414)	(243,251)	4,183,682	(4,426,933)
Net change in unrealized (depreciation) appreciation on investment	(12,111,475)	775,976	(12,887,451)	(27,447,522)	5,366,985	(32,814,507)
Net (decrease) increase in members’ capital resulting from operations	$(12,328,209)	$3,707,656	$(16,035,865)	$(27,690,773)	$9,550,667	$(37,241,440)

Dividend Income

    Dividend income associated with our indirect ownership of Terra Property Trust primarily represents our proportionate share of Terra Property Trust’s net income or loss for the period. Any excess of distributions received from Terra Property Trust over its net income is recorded as return of capital. As of both September 30, 2023 and December 31, 2022, through Terra JV we indirectly beneficially owned 61.3% of the outstanding shares of common stock of Terra Property Trust.

For the three months ended September 30, 2023 and 2022, we received distributions of $2.8 million and $2.8 million, or $0.19 and $0.19 per share, respectively, from Terra Property Trust, of which none and $2.8 million was recorded as dividend income and $2.8 million and none was recorded as return of capital, respectively.

    For the nine months ended September 30, 2023 and 2022, we received distributions of $8.5 million and $8.7 million, or $0.57 and $0.58 per share, respectively, from Terra Property Trust, of which $0.3 million and $4.6 million was recorded as dividend income and $8.2 million and $4.1 million was recorded as return of capital, respectively.

For the three months ended September 30, 2023 as compared to the same period in 2022, Terra Property Trust’s net loss increased by $10.6 million, primarily due to an increase in allowance for credit losses of $17.9 million as a result of a decline in the fair value of the collateral of the loans; an increase in real estate operating loss of $1.9 million primarily as a result of interest expense on mortgage loans obtained for the acquisition of real estate properties in 2023; a decrease in net equity income of $1.4 million from RESOF and the joint ventures due to adjustments made to equity income as a result of the dilution in Terra Property Trust’s ownership interest in RESOF as new investors were admitted in 2022 and 2023 and an increase in depreciation and amortization expense, and interest expense recorded by the joint ventures; prepayment fee income of $0.8 million recognized in 2022 (there was no such prepayment fee income for the three months ended September 30, 2023); an increase in unrealized loss on marketable securities of $1.0 million as a result of a decrease in the trading price of its marketable securities;

a gain on sale of interest in equity investments of $0.8 million recognized in the third quarter of 2022 (there was no such gain recognized in the same period in 2023), and an increase of $0.9 million in fees paid and operating expenses reimbursed to Terra REIT Advisors, as a result of an increase in total assets under management, partially offset by a gain on extinguishment of debt of $14.1 million recognized in the third quarter of 2023 (there was no such gain in the same period in the prior year).

For the nine months ended September 30, 2023, as compared to the same period in 2022, Terra Property Trust’s net loss increased by $29.8 million, primarily due to an increase in real estate operating loss of $14.9 million as a result of an impairment charge of $11.8 million recorded in the second quarter of 2023 to write down the carrying value of the office building to its estimated fair value as well as higher operating expenses; an increase in allowance for credit losses of $21.6 million as a result of a decline in the fair value of the collateral of the loans; an increase in equity loss of $6.4 million from RESOF and the joint ventures due to adjustments made to equity income as a result of the dilution in Terra Property Trust’s ownership interest in RESOF as new investors were admitted in 2022 and 2023 and an increase in depreciation and amortization expense, and interest expense recorded by the joint ventures; an increase of $2.4 million in fees paid and operating expenses reimbursed to Terra REIT Advisors, as a result of an increase in total assets under management; prepayment fee income of $2.0 million recognized in 2022 (there was no such prepayment fee income for the nine months ended September 30, 2023), an increase in unrealized loss on marketable securities of $0.8 million as a result of a decrease in the trading price of its marketable securities; a gain on sale of interest in equity investments of $0.8 million recognized in the third quarter of 2022 (there was no such gain recognized in the same period in 2023), partially offset by a gain on extinguishment of debt of $14.1 million recognized in the third quarter of 2023 (there was no such gain in the same period in the prior year) and an increase in net interest income of $5.9 million as a result of an increase in the weighted average principal balance of net loans and an increase in the weighted average coupon rate on net loans due to new loans Terra Property Trust entered into as well as loans acquired in connection with the BDC Merger.

Net Loan Portfolio

    In assessing the performance of Terra Property Trust’s loans, we believe it is appropriate to evaluate the loans on an economic basis, that is, gross loans net of obligations under participation agreements and secured borrowing, term loan payable, revolving line of credit and repurchase agreement payable.

     The following table presents a reconciliation of Terra Property Trust’s loan portfolio on a weighted average basis from gross to net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$523,306,837	13.1%	$533,529,996	9.8%
Obligations under participation agreements and secured borrowing	(13,690,945)	17.3%	(68,210,457)	10.5%
Promissory note payable	(3,700,000)	10.9%	—	—
Repurchase agreement payable	(117,134,447)	7.4%	(193,403,018)	4.8%
Revolving line of credit	(86,269,481)	8.7%	(42,251,492)	6.4%
Net loans (3)	$302,511,964	16.4%	$229,665,029	14.4%
Senior loans
Gross loans	$396,644,512	12.6%	$394,986,942	8.6%
Obligations under participation agreements and secured borrowing	(13,690,945)	17.3%	(25,547,563)	8.1%
Promissory note payable	(3,700,000)	10.9%	—	—
Repurchase agreement payable	(117,134,447)	7.4%	(193,403,018)	4.8%
Revolving line of credit	(86,269,481)	8.7%	(42,251,492)	6.4%
Net loans (3)	$175,849,639	17.7%	$133,784,869	15.0%
Subordinated loans (4)
Gross loans	126,662,325	14.5%	138,543,054	12.9%
Obligations under participation agreements	—	—%	(42,662,894)	12.7%
Net loans (3)	$126,662,325	14.5%	$95,880,160	13.1%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)	Weighted Average Principal Amount (1)	Weighted Average Coupon Rate (2)
Total portfolio
Gross loans	$587,736,739	12.6%	$532,459,434	9.6%
Obligations under participation agreements and secured borrowing	(13,353,339)	17.3%	(77,530,600)	10.6%
Promissory note payable	(912,329)	10.9%	—	—%
Repurchase agreement payable	(143,304,056)	7.4%	(209,832,900)	4.8%
Term loan payable	—	—%	(13,788,746)	5.3%
Revolving line of credit	(100,087,965)	8.7%	(49,545,296)	6.4%
Net loans (3)	$330,079,050	15.9%	$181,761,892	15.9%
Senior loans
Gross loans	$458,476,432	12.0%	$394,398,316	8.4%
Obligations under participation agreements and secured borrowing	(13,353,339)	17.3%	(33,158,284)	8.1%
Promissory note payable	(912,329)	10.9%	—	—%
Repurchase agreement payable	(143,304,056)	7.4%	(209,832,900)	4.8%
Term loan payable	—	—%	(13,788,746)	5.3%
Revolving line of credit	(100,087,965)	8.7%	(49,545,296)	6.4%
Net loans (3)	$200,818,743	16.6%	$88,073,090	18.5%
Subordinated loans (4)
Gross loans	$129,260,307	14.5%	$138,061,118	12.9%
Obligations under participation agreements	—	—%	(44,372,316)	12.7%
Net loans (3)	$129,260,307	14.5%	$93,688,802	13.0%
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

For the three and nine months September 30, 2023, we recorded a net change on unrealized depreciation on investment of $12.1 million and $27.4 million, respectively, primarily related to the decline in fair value of three loans in the Terra Property Trust’s investment portfolio.

For the three and nine months ended September 30, 2022, we recorded an increase in net change in unrealized appreciation on investment of $0.8 million and $5.4 million, respectively, primarily due to a decrease in the trading price of Terra Property
Trust’s unsecured notes payable, partially offset by a decrease in the fair value of Terra Property Trust’s investments resulting from a decrease in the fair value of the collateral as well as increases in the underlying discount rates due to macroeconomic conditions.

Net (Decrease) Increase in Members’ Capital Resulting from Operations

    For the three and nine months ended September 30, 2023 net decrease in members’ capital was $12.3 million and $27.7 million, respectively, as compared to a net increase in members’ capital of $3.7 million and $9.6 million, respectively, for the same periods in 2022.

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

Terra Property Trust expects to fund approximately $27.5 million of the unfunded commitments to borrowers during the next twelve months. Terra Property Trust expects to maintain sufficient cash on hand to fund such commitments through matching these commitments with principal repayments on outstanding loans or draw downs on its credit facilities. Additionally, Terra Property Trust had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus 3.85% with a Term SOFR floor of 2.23%, that is collateralized by an office building. The mortgage loan payable matured on May 31, 2023. In October 2023, Terra Property Trust conveyed its interest in the office building to the lender by deed in lieu of foreclosure and the mortgage loan payable was effectively extinguished. In connection with the BDC Merger, Terra Property Trust assumed a $25.0 million term loan. The term loan currently bears interest at an annual rate of SOFR plus 7.375% with a SOFR floor of 5.0% and matures on March 31, 2024. Terra Property Trust expects to either maintain sufficient liquidity to repay the facility or refinance the facility. Terra Property Trust’s line of credit with outstanding principal balance of $50.4 million matures on March 12, 2024 and its GS repurchase agreement with outstanding principal balance of $75.5 million matures on February 18, 2024 (see Summary of Financing below). Terra Property Trust expects to extend the maturity of both facilities by another year.

Summary of Financing

The table below summarizes Terra Property Trust’s debt financing as of September 30, 2023:

Type of Financing	Maximum Amount Available	Outstanding Balance	Amount Remaining Available	Interest Rate	Maturity Date
Fixed Rate:
Senior unsecured notes	N/A	$85,125,000	N/A	6.00%	6/30/2026
Senior unsecured notes	N/A	38,375,000	N/A	7.00%	3/31/2026
Mortgage loan payable	N/A	40,250,000	N/A	6.25%	6/6/2028
		$163,750,000
Variable Rate:
Mortgage loan payable	N/A	$27,603,118	N/A	Term SOFR + 3.85% (Term SOFR floor of 2.23%)	5/31/2023
Mortgage loan payable	$37,000,000	32,999,135	N/A	Term SOFR +3.5% (Term SOFR Floor of 3.75%)	4/9/2027
Term loan	N/A	15,000,000	N/A	SOFR + 7.375% (SOFR floor of 5.0%)	3/31/2024
Note payable	N/A	37,000,000	N/A	Term SOFR + 5.60% (Combined floor of 10.90%	3/22/2025
Line of credit	125,000,000	50,369,205	$74,630,795	LIBOR + 3.25% (Combined Floor of 4.0%)	3/12/2024
UBS repurchase agreement	195,000,000	37,450,000	157,550,000	LIBOR or Term SOFR if LIBOR is not available plus a spread ranging from 1.60% to 2.25%	11/7/2024
GS repurchase agreement	200,000,000	75,455,625	124,544,375	Term SOFR (subject to underlying loan floors on a case-by-case basis) plus a spread ranging from 1.75% to 3.00%)	2/18/2024
	$557,000,000	$275,877,083	$356,725,170

Cash Flows Provided by Operating Activities

2023 — For the nine months ended September 30, 2023, cash flows provided by operating activities were $8.2 million, primarily due to $8.5 million of dividends received from Terra JV, of which $8.2 million was recorded as a return of capital.

2022 — For the nine months ended September 30, 2022, cash flows provided by operating activities were $8.3 million, primarily due to $8.7 million of dividends received from Terra JV, of which $4.1 million was recorded as a return of capital.

Cash Flows used in Financing Activities

2023 — For the nine months ended September 30, 2023, cash flows used in financing activities were $8.2 million, related to distributions paid to members of $8.2 million.

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

The following table presents a summary of fees paid and costs reimbursed to Terra REIT Advisors in the aggregate in connection with providing services to Terra Property Trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Origination and extension fee expense (1)(2)	$488,219	$737,903	$1,302,826	$1,806,215
Asset management fee	2,049,916	1,611,934	6,152,392	4,740,657
Asset servicing fee	487,210	379,712	1,454,109	1,124,759
Operating expenses reimbursed to Terra REIT Advisors	2,407,757	2,013,135	6,704,790	6,082,333
Disposition fee (3)	242,500	410,694	1,451,063	890,194
Total	$5,675,602	$5,153,378	$17,065,180	$14,644,158
_______________
(1)Origination and extension fee expense is generally offset with origination and extension fee income. Any excess is deferred and amortized to interest income over the term of the loan.
(2)Amount for the nine months ended September 30, 2023 excluded $0.5 million of origination fees paid to the Terra REIT Advisors in connection with the acquisition of the three industrial buildings in 2023. Amount for the nine months ended September 30, 2022 excluded $0.2 million, of origination fees paid to Terra REIT Advisors in connection with its equity investment in an unconsolidated investment. These origination fees were capitalized to the carrying value of the unconsolidated investment as a transaction cost.
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
    As of September 30, 2023, Terra Property Trust had 15 investments with an aggregate principal balance of $456.8 million that provide for interest income at an annual rate of SOFR or Term SOFR plus a spread, 14 of which were subject to a SOFR or Term SOFR floor. A decrease of 100 basis points in SOFR or Term SOFR would decrease Terra Property Trust’s annual interest income by $4.5 million, and an increase of 100 basis points would increase Terra Property Trust’s annual interest income by $4.6 million.

    Additionally, as of September 30, 2023, Terra Property Trust had $27.6 million of borrowings outstanding under a mortgage loan payable that bear interest at an annual rate of Term SOFR plus a spread that is collateralized by an office building; $33.0 million of borrowings outstanding under another mortgage loan payable that bear interest an annual rate of Term SOFR plus a spread that is collateralized by three industrial buildings; a revolving line of credit with an outstanding balance of $50.4 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $87.5 million of first mortgages; a repurchase agreement with an outstanding balance of $37.5 million that bears interest at an annual rate of Term SOFR, as applicable, plus a spread that is collateralized by $51.1 million of first mortgages; another repurchase agreement with an outstanding balance of $75.5 million that bears interest at an annual rate of Term SOFR plus a spread that is collateralized by $141.7 million of first mortgages; a $37.0 million promissory note payable that bears interest at an annual rate of Term SOFR plus a spread with a combined floor; and a $15.0 million of term loan that bears interest at an annual rate of SOFR plus a spread with a SOFR floor. A decrease of 100 basis points in Term SOFR would decrease its annual interest expense by approximately $2.3 million, and an increase of 100 basis points in Term SOFR would increase its annual interest expense by approximately $2.8 million.

We may hedge against interest rate fluctuations by using standard hedging instruments, such as futures, options and forward contracts, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. For the three and nine months ended September 30, 2023 and 2022, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value Measurements” in this quarterly report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of our Manager (performing functions equivalent to those a principal executive officer and principal financial officer of our company would perform if we had any officers), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the chief executive officer and chief financial officer of our Manager concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Control Over Financial Reporting

    During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under
Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we, Terra Property Trust, Terra JV and our Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of Terra Property Trust’s rights under contracts with its portfolio companies. Additionally, as of September 30, 2023, Terra Property Trust owned a multi-tenant office building that is subject to a ground lease. The ground lease provides for a new base rent every 5 years based on the greater of the annual base rent for the prior lease year or 9% of the fair market value of the land. The next rent reset on the ground lease is scheduled for November 1, 2025. Terra Property Trust is currently litigating with the landlord with respect to the appropriate method for determining the fair value of the land for purposes of setting the ground rent – Terra Ocean Ave., LLC v. Ocean Avenue Santa Monica Realty LLC, Superior Court of California, Los Angeles County, Case No. 20STCV34217. Terra Property Trust believes this determination should be based on comparable sales, while the landlord insists that the rent under the ground lease itself is also relevant. Terra Property Trust’s position has prevailed in all three of the prior arbitrations to reset the ground rent. On October 19, 2023, Terra Property Trust conveyed its interest in the property to a subsidiary of Centennial Bank by deed-in-lieu of foreclosure. Accordingly, Terra Property Trust is no longer a party to the ground lease and will promptly take the technical steps necessary to terminate its involvement in the litigation.

On July 7, 2023, Centennial Bank filed a complaint for breach of guaranty against Terra Property Trust in the United States District Court, Southern District of New York (SDNY). The complaint relates to a loan made by Centennial Bank to Terra Ocean Ave., LLC (“Terra Ocean”), and alleges that Centennial Bank allegedly made a mistake in July 2021, in demanding a prepayment of $11.3 million instead of $28.5 million with respect to the loan, and that Terra Property Trust, as guarantor in certain limited respects, must now pay the difference (i.e. $17.2 million) plus interest and attorneys’ fees and costs. Centennial Bank’s now alleges that its mistake in determining the prepayment amount was caused by the wrongful failure to disclose the then-current status of the Lease Litigation by Terra Ocean and/or Terra Property Trust. On July 24, 2023, Terra Property Trust, through counsel appeared in the action. Also on July 17, 2023, Centennial Bank filed a complaint against Terra Ocean for: (i) Breach of Contract; (ii) Judicial Foreclosure and Deficiency Judgment; and (iii) Specific Performance and Appointment of Receiver in the Superior Court of the State of California, County of Los Angeles. Centennial Bank seeks to foreclose on the deed of trust encumbering the tenant’s interest in the above-mentioned multi-tenant office building and ground lease. In the complaint, Centennial Bank alleges that its loan to Terra Ocean is in default and the outstanding principal amount of the loan is $27.6 million as of the filing of the complaint. On October 19, 2023, Terra Ocean conveyed to Centennial Bank, by deed-in-lieu-of-foreclosure, the leasehold interest that is the subject of the Lease Litigation. In connection with that conveyance, Terra Property Trust and Terra Ocean were released by Centennial Bank from all liability and obligations in connection with the loan originally made by Centennial Bank to Terra Ocean that was secured by its leasehold interest. Accordingly, the complaints described above have been irrevocably and permanently dismissed, and Terra Property Trust and Terra Ocean have no further obligation or potential liability in connection therewith.

Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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

Date: November 14, 2023

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